Form 10KSB40
period 1999-12-31
NBG BANCORP INC
filed 2000-03-30
CIK 1095588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   ----------

                  Annual Report Pursuant to Section 13 or 15(D)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                          COMMISSION FILE NO. 333-87763

                                NBG BANCORP, INC.
                 (Name of Small Business Issuer in Its Charter)


               Georgia                                 58-2499542
      (State of Incorporation)           (I.R.S. Employer Identification Number)

                2234 West Broad Street
                    Athens, Georgia                           30604
       (Address of Principal Executive Offices)            (Zip Code)

                                 (706) 355-3122
                (Issuer's Telephone Number, Including Area Code)

                                   ----------

         Securities Registered Under Section 12(B) of the Exchange Act:


          Title of Each Class              Name of Exchange On Which Registered
          -------------------              ------------------------------------

                 None                                        N/A


         Securities Registered Under Section 12(G) of the Exchange Act:

                     Common Stock, $1.00 par value per share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|      No |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year were $0.

         The aggregate market value of the common stock held by non-affiliates of the issuer on March 15, 1999 was $0. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of March 15, 2000, there was one share of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
                                  Yes |_|   No |X|

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Report are "forward-looking statements." Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. When we use in this Report words like "anticipate," "believe," "expect," "estimate" and similar expressions, you should consider them as identifying forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ significantly from those expressed or implied by the forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

REFERENCES IN THIS REPORT TO "WE," "US," AND "OUR" COLLECTIVELY REFER TO NBG BANCORP, INC. AND THE NATIONAL BANK OF GEORGIA.

General
-------

         NBG BANCORP, INC. NBG Bancorp, Inc. was incorporated as a Georgia corporation on September 23, 1999 to serve as a bank holding company for The National Bank of Georgia. NBG Bancorp is currently conducting an initial public offering (the "Offering") of a minimum of 610,000 shares and a maximum of 800,000 shares of its common stock at a price of $10.00 per share. See "Item 5 - Market for Common Equity and Related Stockholder Matters." NBG Bancorp plans to use $6,000,000 of the net proceeds of the Offering to capitalize The National Bank of Georgia, a national bank organizing in Athens, Georgia. In return, the bank will issue all of its common stock to NBG Bancorp, and NBG Bancorp will be the bank's sole shareholder. Initially, The National Bank of Georgia will be NBG Bancorp's sole operating subsidiary. NBG Bancorp has received approval from the Board of Governors of the Federal Reserve (the "Federal Reserve") and the Georgia Department of Banking and Finance to capitalize The National Bank of Georgia. Accordingly, NBG Bancorp will become a bank holding company within the meaning of the Bank Holding Company Act of 1956, as currently in effect (the "Bank Holding Company Act"), and the Georgia Bank Holding Company Act when it purchases The National Bank of Georgia's common stock. See "Supervision and Regulation - General."

         NBG Bancorp has been organized to make it easier for The National Bank of Georgia to serve its future customers. The holding company structure will provide flexibility for expanding The National Bank of Georgia's banking business by possibly acquiring other financial institutions and providing additional capital and banking-related services. A holding company structure will make it easier for NBG Bancorp to raise capital for the bank because NBG Bancorp will be able to issue securities without the need for prior banking regulatory approval and the proceeds of debt securities issued by NBG Bancorp can be invested in the bank as primary capital.

         THE NATIONAL BANK OF GEORGIA. Our organizers filed applications on behalf of The National Bank of Georgia with the Office of the Comptroller of the Currency (the "OCC") and with the Federal Deposit Insurance Corporation (the "FDIC") on June 29, 1999 for authority to organize as a national bank with federally insured deposits. The National Bank of Georgia will not be authorized to conduct its banking business until it obtains a charter from the OCC. The issuance of the charter will depend, among other things, upon The National Bank of Georgia's receipt of at least $6,000,000 in capital from NBG Bancorp and upon compliance with other standard conditions expected to be imposed by the OCC. These conditions are generally designed to familiarize The National Bank of Georgia with national bank operating requirements and to prepare it to begin business operations. The OCC requires that a new national bank obtain a charter and open for business within 18 months after receipt of its preliminary approval from the OCC. The National Bank of Georgia received preliminary approval of its charter application from the OCC on October 26, 1999, and preliminary approval of its FDIC deposit insurance application on December 16, 1999. Accordingly, the bank is awaiting final approvals from the OCC and the FDIC in order to begin banking operations. We expect The National Bank of Georgia will open for business in the second quarter of 2000.

         NBG Bancorp's executive office is located at The National Bank of Georgia's facilities, 2234 West Broad Street, Athens, Georgia 30306 and its telephone number at such location is (706) 355-3122. See "Item 2. Description of Properties."

Business of the Bank
--------------------

         The National Bank of Georgia is being organized as a national bank to conduct a commercial banking business from Athens, Georgia. The National Bank of Georgia's primary federal regulator will be the OCC and the bank's deposits will be insured by the FDIC. The National Bank of Georgia has not commenced banking operations.

         The National Bank of Georgia's initial primary service area will be the approximate ten mile radius surrounding its main office, which is located at 2234 West Broad Street in Athens, Georgia. The primary service area represents a geographic area that includes the City of Athens, Clarke County, and the northeastern portion of Oconee County. Athens is served by several major thoroughfares, including U.S. Highways 29 and 129. Athens is located approximately 65 miles northeast of Atlanta.

         Athens is the key economic focal point of the Athens Metropolitan Statistical Area ("MSA") as well as NBG Bancorp's primary service area, which encompasses a smaller geographic area than the Athens MSA. Athens' continuing expansion is due to its location in the path of Atlanta's growth, increasing enrollments at The University of Georgia, major infra-structure improvements and a growing hospitality industry. The estimated per capita personal income for Clarke and Oconee Counties in 1988 were $22,044 and $24,755, respectively. From 1993 through 1998, Clarke County's per capita personal income grew at an annual growth rate of 4.8%, while Oconee County's grew at an annual growth rate of 4.4%. Clarke County's, as well as Oconee's, per capita personal income annual growth rate is projected to slow down to 3.7% and 2.9%, respectively through 2003. We believe that one of the most important characteristics of the Athens MSA, as well as NBG Bancorp's primary service area, is that it tends to be insulated from severe economic downturns. With over 30,000 students, we believe The University of Georgia provides a stabilizing effect economically on the area and will continue to insure that it remains a unique market with growth opportunities.

         The estimated populations for Clarke and Oconee Counties in 1998 were 92,281 and 24, 274, respectively. According to The University of Georgia's Selig Center for Economic Growth (the "Selig Center"), from 1993 through 1997 Clarke County's population grew at an annual growth rate of 0.8% while Oconee County's population grew at an annual growth rate of 4.7%. Clarke County's annual growth rate is projected to increase to 1.4% through 2003, while Oconee County's annual growth rate is projected to remain vibrant at 4.5%. The number of households within the Athens MSA has increased from 38,583 in 1980 to nearly 51,000 in 1990.

         According to the Selig Center, the number of nonagricultural workers increased in the Athens MSA from 59,700 in 1990 to 71,500 in 1997, an average annual increase of 2.6%. In the first three quarters of 1998, nonagricultural employment in the Athens MSA grew faster than in any other metropolitan area in Georgia. An unusually fast increase in government sector jobs accounts for this rapid growth. The Athens MSA has an unusually high number of college-educated workers, which is regularly supplemented by hundreds of graduates from The University of Georgia. Moreover, large numbers of students provide a core of part-time workers for employers where flexible scheduling is viable.

         The University of Georgia, together with other state, federal and local government institutions, provided 27.6% of the Athens MSA's area jobs in 1997. Employment in the government sector increased at a low 0.8% average annual rate between 1990 and 1997. After declining in 1996 and 1997, the government sector expanded at a rapid rate of 15.3% in the first nine months of 1998.

         The services and trade sectors provided almost half of the Athens MSA's nonagricultural jobs in 1997. They also were the area's fastest growing industries between 1990 and 1997. Services added jobs at a high 6.0% average annual rate, and trade followed with a 4.0% average annual growth. The rate of growth slowed significantly in both of those sectors in 1997, and the first nine months of 1998 saw 0.4% decline in service jobs, a 2.7% growth in retail trade employment, and a 4.6% decline in wholesale trade employment

         Manufacturing, responsible for 16.2% of jobs in 1997, has been the slowest growing sector in the Athens MSA economy, adding jobs at a 0.2% average annual rate, which translates into 200 jobs between 1990 and 1997. Between January and September of 1998, employment in manufacturing rose by 1.1%, up from a 1.7% decline in 1997.

         In 1997, jobs in the construction, transportation, communications and public utilities, and financial sectors made up about 9.1% of the area's total nonagricultural employment. Construction, the largest of those sectors, saw the most rapid growth in the years preceding the 1996 Olympic Games. Athens was the site of three venues during the 1996 Olympic Games. Between 1994 and 1995, the sector grew by 8.7%. After registering 4.0% growth in 1997, employment in contract construction declined by 0.9% in the first quarters of 1998. After two years of healthy growth, employment in transportation, communications, and public utilities suffered a 10.0% decline in 1997. The sector regained some of its losses and grew by 3.2% in the first nine months of 1998.

         Unemployment rates in Athens declined steadily from 1994 to 1997, a trend that continued into the first nine months of 1998. The Athens MSA had the lowest unemployment rate among Georgia's MSAs both in 1997 (3.0%) and in 1998 (2.9%). In particular, Clarke County's and Oconee County's average unemployment rates in 1997 were 3.2% and 2.0%, respectively, well below the state's average unemployment rate of 4.5% for that year.

         According to the Georgia Department of Labor, the largest non-government employers in Clarke County are Gold Kist, Inc., Seaboard Farms and St. Mary's Hospital. Athens' top ten employers are listed below and illustrate the diversification of business and trade in the area.

                       Athens' Top Ten Employers                             Total Employees           Industry
                       -------------------------                             ---------------           --------

The University of Georgia........................................                   8,903             Education
Athens Regional Medical Centers..................................                   1,882             Health Care
Seaboard Farms...................................................                   1,688             Agriculture
Clarke County School District....................................                   1,600             Education
Athens-Clarke County.............................................                   1,375             Public Service
St. Mary's Hospital..............................................                   1,110             Health Care
Gold Kist, Inc...................................................                   1,056             Agriculture
Reliance Electric Corp...........................................                     900             Manufacturing
General Time Corporation.........................................                     700             Manufacturing
ABB Power T&D Company, Inc.......................................                     605             Manufacturing

         From 1993 through 1998, the number of persons employed in Clarke and Oconee Counties grew at annual growth rates of 3.3% and 9.2%, respectively. Although Clarke County's annual growth rate is projected to decrease to 2.2% through 2003, Oconee County's annual job growth rate is expected to remain strong at 7.3% through 2003.

Lending Services
----------------

         LENDING POLICY. The National Bank of Georgia is being established to generally support the Athens and Oconee County area. Consequently, the bank will aggressively lend money to creditworthy borrowers within this limited geographic area. The National Bank of Georgia will emphasize both commercial loans to small- and medium-sized businesses and professional concerns as well as real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. To a lesser extent, the bank will also make consumer loans.

         The National Bank of Georgia intends to maintain a balanced loan portfolio. The bank estimates that real estate-related loans will comprise 50% of the portfolio, commercial loans to small- to medium-sized businesses will comprise 40% of the portfolio, and consumer loans to individuals will comprise 10% of the portfolio. The bank plans to avoid concentrations of loans to a single industry or based on a single type of collateral. To address the risks inherent in making loans, the bank will maintain an allowance for loan losses based on, among other things, an evaluation of the bank's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, the bank's management will make various assumptions and judgments about the ultimate collectibility of the loan portfolio and provide an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of the allowance for loan losses will be subject to regulatory examination and compared to a peer group of financial institutions identified by the bank's regulatory agencies.

         LOAN APPROVAL AND REVIEW. The National Bank of Georgia's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, either an officer with a higher lending limit or the bank's Loan Committee will determine whether to approve the loan request. The bank will not make any loans to any of its directors or executive officers unless its Board of Directors approves the loan, the terms of the loan are no more favorable than would be available to any other applicant with similar credit factors not affiliated with the bank, and the loan otherwise complies with applicable law.

         LENDING LIMITS. The National Bank of Georgia's lending activities will be subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, the bank will be able to loan any one borrower a maximum amount equal to either: (i) 15% of the bank's capital and surplus or (ii) 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provide an exception to the 15% limit for some types of secured debt. Based on its proposed minimum capitalization and projected pre-opening expenses, the bank's initial lending limit will be approximately $855,000 for loans not fully secured plus an additional $570,000, or a total of approximately $1,425,000, for loans that meet the federal guidelines. The bank has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as the bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The bank may sell participations in its loans to other financial institutions in order to meet all of the lending needs of loan customers.

         CREDIT RISKS. The principal economic risk associated with each category of loans that The National Bank of Georgia expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the services and retail market segments. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

         With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The National Bank of Georgia will also face additional credit risks to the extent that it engages in adjustable rate mortgage loans ("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

         The risks associated with commercial loans vary with many economic factors, including the economy in the Athens and Oconee County area. The well established financial institutions in the Athens and Oconee County area are likely to make proportionately more loans to large-sized businesses than The National Bank of Georgia will make. Many of the bank's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, The National Bank of Georgia cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

         REAL ESTATE LOANS. The National Bank of Georgia will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans will include some commercial loans where the bank will take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

         o COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The National Bank of Georgia will generally charge an origination fee. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the bank may require personal guarantees from the principal owners of the property supported by a review by the bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The bank will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. The bank will compete for real estate loans with competitors that are well established in its primary service area.

         o CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans will be made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally will not exceed 80%. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

         o RESIDENTIAL REAL ESTATE. The National Bank of Georgia's residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. The bank will offer fixed and variable rates on our mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans will be made consistent with the bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 95%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The National Bank of Georgia plans to open a mortgage department to process home loans immediately upon opening, which will allow it to originate long term mortgages to be sold on the secondary market. The bank intends to limit interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before funding the loan.

         COMMERCIAL LOANS. We expect that loans for commercial purposes in various lines of businesses also will be one of the primary components of The National Bank of Georgia's loan portfolio. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness.

         CONSUMER LOANS. The National Bank of Georgia will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers the loan should be amortized over the useful life of the asset. The borrower will generally be required to be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in the Athens and Oconee County area.

Investments
-----------

         In addition to loans, The National Bank of Georgia will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Asset and Liability Management Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the bank's policy as set by the Board of Directors. The members of the committee will be Jack L. Barton, Michael R. Carson, Ronald L. Hill and William S. Huggins. The committee will be chaired by Tommy E. Warner. See "Management - Committees of the Boards of Directors."

Asset and Liability Management
------------------------------

         Our Asset and Liability Management Committee will manage The National Bank of Georgia's assets and liabilities and will strive to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee will conduct these management functions within the framework of written loan and investment policies that the bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Deposit Services
----------------

         The National Bank of Georgia intends to establish solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, the bank intends to employ an aggressive marketing plan in the overall service area and feature a broad product line and competitive services. We believe that the primary sources of deposits will be residents of, and businesses and their employees located in, the Athens and Oconee County area. The National Bank of Georgia plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. We believe that the bank will generate deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, transaction and investment money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services that may be offered to remain competitive in the market.

Other Banking Services
----------------------

         Other anticipated bank services include cash management services, safe-deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The National Bank of Georgia plans to become associated with a shared network of automated teller machines that its customers will be able to use throughout Georgia and other regions. The bank may offer annuities, mutual funds and other financial services through a third party that has not yet been chosen. The bank also plans to offer Mastercard(R) and VISA(R) credit card services through a correspondent bank as an agent for the bank. The National Bank of Georgia will not exercise trust powers during its early years of operation. It may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

         The National Bank of Georgia will also offer its targeted commercial customers a courier service that will pick up non-cash deposits from the customer's place of business and deliver them to the bank. We believe that this will be an important service for our customers because the bank will initially have only one location.

Employees
---------

         When it begins operations, The National Bank of Georgia will have approximately ten employees and one part-time employee. We do not expect NBG Bancorp to have any employees who are not also employees of the bank.

         William S. Huggins is the President of NBG Bancorp and will be the President and Chief Executive Officer of The National Bank of Georgia. Mr. Huggins has over 30 years of banking experience, including extensive experience in the areas of finance and management.

         Thomas Z. Lanier, III will be The National Bank of Georgia's senior lending officer. Mr. Lanier has over 25 years of banking experience, including extensive lending and management experience.

         Michael R. Carson will be in charge of The National Bank of Georgia's operations. Mr. Carson has over 17 years of banking experience, including extensive experience in the areas of finance and operations.

Competition
-----------

         The banking business is highly competitive. The National Bank of Georgia will compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. Clarke County is served by at least seven insured financial institutions operating a total of 30 retail branches as of June 30, 1998, the latest date for which information is available. In Oconee County, as of June 30, 1998, there were at least five insured financial institutions operating a total of eight retail branches. A number of these competitors are well established in NBG Bancorp's primary service area.

         Some of The National Bank of Georgia's competitors have substantially greater resources and lending limits than The National Bank of Georgia will, and some competitors provide other services - such as extensive and established branch networks and trust services - that The National Bank of Georgia does not expect to provide initially. As a result of these competitive factors, The National Bank of Georgia may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers, thus decreasing its net interest margin.

Supervision and Regulation
--------------------------

         The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to The National Bank of Georgia.

         GENERAL. NBG Bancorp will be a bank holding company registered with the Federal Reserve under the Bank Holding Company Act. As a result, NBG Bancorp and any future non-bank subsidiaries will be subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         o it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         o it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of any bank; or

         o it may merge or consolidate with any other bank holding company.

         The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in or tend to create a monopoly, or substantially lessen competition or otherwise function as restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         NBG Bancorp and any other bank holding company located in Georgia may acquire a bank located in any other state, and any bank holding company located outside of Georgia may acquire any Georgia-based bank, regardless of state law to the contrary. In each case, certain deposit-percentage, aging requirements and other restrictions will apply. National and state-chartered banks may branch across state lines by acquiring banks in other states. By adopting legislation prior to June 1, 1997, a state could elect either to "opt in" and accelerate the date after which interstate branching would be permissible or "opt out" and prohibit interstate branching altogether. The Georgia Interstate Banking Act provides that interstate acquisitions by or of institutions located in Georgia are permitted in states that also allow national interstate acquisitions. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish new start-up branches throughout Georgia, which removes a barrier to competition.

         The Bank Holding Company Act generally prohibits NBG Bancorp from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Federal Reserve determines to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, the Federal Reserve has determined that factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and performing certain insurance underwriting activities are permissible activities of bank holding companies. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of any of its bank subsidiaries.

         The National Bank of Georgia's deposits will be insured by the FDIC to the maximum extent provided by law. The National Bank of Georgia will also be subject to numerous state and federal statutes and regulations that will affect its business, activities and operations, and it will be supervised and examined by one or more state or federal bank regulatory agencies.

         The OCC will regularly examine The National Bank of Georgia's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         PAYMENT OF DIVIDENDS. NBG Bancorp is a legal entity separate and distinct from The National Bank of Georgia. The principal sources of NBG Bancorp's cash flow, including cash flow to pay dividends to its shareholders, are dividends that The National Bank of Georgia pays to its sole shareholder, NBG Bancorp. Statutory and regulatory limitations apply to the bank's payment of dividends to NBG Bancorp as well as to NBG Bancorp's payment of dividends to its shareholders.

         If, in the opinion of the OCC, The National Bank of Georgia were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, the bank to cease and desist from the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "- Prompt Corrective Action."

         The payment of dividends by NBG Bancorp and The National Bank of Georgia may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         CAPITAL ADEQUACY. NBG Bancorp and The National Bank of Georgia will be required to comply with the capital adequacy standards established by the Federal Reserve (in the case of NBG Bancorp) and the OCC (in the case of the bank). The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or "Tier 1 Capital." The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves, or "Tier 2 Capital."

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for NBG Bancorp, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The National Bank of Georgia will be subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "- Prompt Corrective Action."

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, NBG Bancorp is expected to act as a source of financial strength for, and to commit resources to support, The National Bank of Georgia. This support may be required at times when, without this Federal Reserve policy, NBG Bancorp might not be inclined to provide it. In addition, any capital loans by a bank holding company to The National Bank of Georgia will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may test an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         RECENT LEGISLATION. On November 15, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999. The Act addresses concerns relating to the competitiveness and the safety and soundness of the financial services industry and alters the structure, regulation, and competitive relationships of the nation's financial institutions. Among other things, the Act:

         o Repeals the Glass-Steagall Act of 1933 that separated commercial and investment banking and eliminates the prohibition on insurance underwriting activities under the Bank Holding Company Act of 1956.

         o Creates "financial holding companies" that may conduct a broad list of financial activities, including insurance and securities underwriting, and real estate development and investment.

         o Establishes the Federal Reserve as the primary federal regulator of financial holding companies.

         o Allows financial holding companies to conduct activities that are "complementary" to banking.

         o Allows banks to underwrite securities through direct subsidiaries and use direct subsidiaries for insurance or securities sales or other low-risk activities.

         o Prohibits a bank holding company from merging with insurance or securities firms or embarking on new powers if any of its banks earned less than a "satisfactory" Community Reinvestment Act rating on its most recent exam. NBG Bancorp would be barred from additional powers or acquisitions if one of the banks' CRA ratings dropped below "satisfactory" later.

         o Extends the period between CRA exams to five years for banks and thrifts under $250 million of assets that earned an "outstanding" rating in their last exam. Small institutions with a "satisfactory" rating would only be subject to CRA exams once every four years. Regulators could conduct an exam sooner if a bank filed a merger application or if the regulators have a "reasonable cause."

         o Requires financial institutions to establish privacy policies and disclose them at the start of a customer relationship and once a year thereafter.

         o Requires banks to give customers a chance to block sharing of confidential information with third parties except in cases of marketing agreements between financial institutions and some other marketing agreements.

         o Prohibits credit card and account numbers from being shared with third-party marketers.

         Although the Act is considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Act to materially affect our initial products, services or other business activities.

ITEM 2.  PROPERTIES

         On June 1, 1999, we entered into a letter agreement with Century South Banks, Inc., the owner of our West Broad Street facility, under which Century South Banks, Inc. will sell us the facility when the conditions of the Offering are met and subscription funds are released from the escrow account. See "Item 5
- Market for Common Equity and Related Stockholder Matters." Pursuant to the letter agreement, the facility's purchase price, of $1,078,052 was good until March 1, 2000 or when subscription funds were released from the escrow account, whichever occurred first. Since the subscription funds had not been released from the escrow account at March 1, 2000, Century South waived that deadline and agreed to sell us the facility for the orginally agreed to price of $1,078,052 as soon as subscription funds are released from the escrow account. Until we purchase the facility, we have agreed to rent it from Century South at a rate of approximately $3,000 per month plus utilities. Georgia First, our escrow agent, is a wholly-owned subsidiary of Century South Banks, Inc.

         The facility consists of approximately 3,000 square feet and includes one vault, three offices, a loan operations area, five teller stations, three drive-in windows and one automated teller machine. We plan to update and improve the facility, the estimated costs of which are expected to total $95,000. The costs of updating and improving the facility will be funded from the proceeds of the Offering which, as of March 15, 2000, was ongoing.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this Report, there were no material legal proceedings to which we, or any of our properties, were subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       Market Information

         (i) Market for Common Equity. As of March 15, 2000, the Offering was ongoing. Accordingly, there is no market for the common stock of NBG Bancorp.

         (ii)     Holders of Common Stock.

         As of March 15, 2000, there was one record holder of the common stock of NBG Bancorp.

         (iii)    Dividends.

                  To date, NBG Bancorp has not paid any dividends on its common stock. NBG Bancorp will initially have no source of income other than dividends that The National Bank of Georgia pays to it. NBG Bancorp's ability to pay dividends to its shareholders will therefore depend on the bank's ability to pay dividends to NBG Bancorp. In the future, NBG Bancorp may begin income-producing operations independent from those of The National Bank of Georgia, which may provide another source of income from which NBG Bancorp could pay dividends to you. However, we can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

         Bank holding companies and national banks are both subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need for NBG Bancorp and The National Bank of Georgia to retain and build capital, the Boards of Directors of NBG Bancorp and the bank plan to reinvest earnings for the period of time necessary to support successful operations. As a result, NBG Bancorp does not plan to pay dividends until it recovers any losses incurred and becomes profitable, and its future dividend policy will depend on the earnings, capital requirements and financial condition of NBG Bancorp and the bank and on other factors that NBG Bancorp's Board of Directors considers relevant.

         Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of NBG Bancorp or The National Bank of Georgia, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment.
See "Supervision and Regulation - Payment of Dividends."

         B.       Use of Proceeds From Sales of Registered Securities

         On December 6, 1999, NBG Bancorp commenced the Offering of a minimum of 610,000 shares and a maximum of 800,000 shares of its common stock at an offering price of $10.00 per share. The shares in the Offering have been registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-87763). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on December 6, 1999.

         The shares are currently being offered on a best-efforts, 1,000 share minimum basis by the executive officers of NBG Bancorp, who are receiving no commissions for sales they make. In addition, NBG Bancorp may engage sales agents to sell shares on a best efforts basis. NBG Bancorp anticipates that if sales agents are retained, such persons would be paid sales commissions not exceeding 10% of the aggregate dollar amount of the common stock sold by the sales agents as well as marketing related expenses. All subscription funds tendered are being deposited in an interest-bearing escrow account with Georgia First Bank, N.A., Gainesville, Georgia (the "Escrow Agent") pending completion of certain conditions of the Offering. The Offering, unless extended, will be terminated and all subscription funds, together with any interest earned thereon, will be promptly returned if at least 610,000 shares have not been subscribed by March 5, 2000. NBG Bancorp may, at its sole discretion, extend the Offering for three consecutive 90-day periods without notice to subscribers. As a result, if the minimum number of shares to be sold in the Offering is not attained before then, investor funds may be held in escrow until November 1, 2000.

         As of March 15, 2000, the minimum number of shares to be sold in the Offering had not been attained. Accordingly, as of such date, the Escrow Agent had not released any subscription funds. As set forth in the table below, from the effective date of the Registration Statement to March 15, 2000, NBG Bancorp had accrued expenses in connection with the Offering of approximately $47,424. All of the amounts shown in the table are estimated except for the SEC registration fee. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of NBG Bancorp or their associates, persons owning 10% or more of any class of equity securities of NBG Bancorp, or an affiliate of NBG Bancorp.


       Securities and Exchange Commission Registration Fee.....       $ 2,224
       Blue Sky Fees and Expenses .............................         1,600
       Legal Fees and Expenses ................................        10,000
       Accounting Fees and Expenses ...........................         3,000
       Printing and Engraving Expenses ........................        26,500
       Postage and Other Mailing Costs.........................         2,100
       Miscellaneous ..........................................         2,000
                                                                      -------
                Total ........................................        $47,424
                                                                      =======

         After deducting the Offering expenses described above, net proceeds to NBG Bancorp from the minimum number of shares to be sold in the Offering are expected to be approximately $6.05 million. NBG Bancorp will use such proceeds to capitalize The National Bank of Georgia, to pay organization, the Offering and pre-opening expenses, to improve The National Bank of Georgia's main office and to provide working capital for The National Bank of Georgia, including making loans and other investments. None of the net proceeds of the Offering will be paid directly or indirectly to any director, officer, general partner of NBG Bancorp or their associates, persons owning 10% or more of any class of equity securities of NBG Bancorp, or an affiliate of NBG Bancorp.

ITEM 6.  PLAN OF OPERATION

General
-------

         NBG Bancorp is in the development stage and will remain in that stage until the minimum number of shares to be sold in the Offering has been attained. See "Item 5 - Market for Common Equity and Related Stockholder Matters." NBG Bancorp was organized in September 1999 to serve as a holding company for The National Bank of Georgia. Since it was organized, NBG Bancorp's main activities have been centered on seeking, interviewing and selecting its directors, applying for a national bank charter, applying for FDIC deposit insurance, applying to become a bank holding company and raising equity capital through the Offering.

         NBG Bancorp's financial statements and related notes, which are included in this Report, provide additional information relating to the following discussion of its financial condition. See "Index to Financial Report."

         NBG Bancorp's operations from June 1, 1999 through the close of the Offering have been, and will continue to be, funded through a line of credit from Georgia First Bank, N.A. The total amount available on the line of credit is $250,000, of which $48,968 was outstanding at December 31, 1999. This loan has been guaranteed by our organizers, bears interest at the highest prime rate minus one as published in the Money Rates section of THE WALL STREET JOURNAL, and is due on May 23, 2000.

         A portion of the proceeds of the Offering will be used to repay the line of credit, to the extent that such repayment is reasonable and not detrimental to the operations of The National Bank of Georgia, and to the extent that such repayment is allowed by the OCC and other appropriate regulatory authorities. See "Item 5 - Market for Common Equity and Related Stockholder Matters." Total organizational costs, as of December 31, 1999, amounted to $218,028.

Liquidity and Interest Rate Sensitivity
---------------------------------------

         Since NBG Bancorp has been in the development stage, there are no results to present at this time. Nevertheless, once The National Bank of Georgia begins operations, net interest income, its primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure the balance sheet so we will have regular opportunities to change the interest rates on (or "reprice") the bank's interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitute interest rate sensitivity.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize The National Bank of Georgia's overall interest rate risks.

         We will evaluate regularly the balance sheet's asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To manage effectively the balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

         As The National Bank of Georgia continues to grow, we will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The bank's Asset and Liability Management Committee will meet on a quarterly basis to develop a strategy for the upcoming period. The committee's strategy will include anticipating future interest rate movements.

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The National Bank of Georgia can obtain these funds by converting assets to cash or by attracting new deposits. The National Bank of Georgia's ability to maintain and increase deposits will serve as its primary source of liquidity.

         We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, The National Bank of Georgia's or NBG Bancorp's liquidity increasing or decreasing in any material way in the foreseeable future, other than the Offering.

Capital Adequacy
----------------

         We believe that the net proceeds of the Offering will satisfy our cash requirements for at least the next 12 months following the opening of The National Bank of Georgia. Accordingly, we do not anticipate that it will be necessary to raise additional funds to operate NBG Bancorp or The National Bank of Georgia for at least the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the Offering. For additional information about our plan of operation, see Item 1. Description of Business.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the NBG Bancorp, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Each person listed below has been a director of NBG Bancorp since September 23, 1999. Directors of NBG Bancorp serve staggered terms, which means that one-third of the directors will be elected each year at NBG Bancorp's annual meeting of shareholders. The initial term of the Class I directors expires in 2000, the initial term of the Class II directors expires in 2001, and the initial term of the Class III directors expires in 2002. Thereafter, each director will serve for a term of three years. NBG Bancorp's officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

         Each person listed below is also a proposed director of The National Bank of Georgia. Each of the bank's proposed directors will serve until the bank's first shareholders' meeting, which will convene shortly after NBG Bancorp receives its charter. NBG Bancorp, as the sole shareholder of The National Bank of Georgia, will nominate each proposed director to serve as director of the bank at that meeting. After the first shareholders' meeting, directors of the bank will serve for a term of one year and will be elected by NBG Bancorp each year at the bank's annual meeting of shareholders. The bank's officers will be appointed by its Board of Directors and will hold office at the will of the Board of Directors.

         JOHN HAROLD BARRETT has been in the construction and development business in the Southeast and NBG Bancorp's primary service area since finishing his education at The University of Georgia in 1974. He is the founder of Barrett Properties, Inc., a property management company that manages his family's real estate interests, including approximately 1,500 rental units in the Southeast, a large number of which are located in Athens. Mr. Barrett is currently on the board of trustees of Athens Academy and has served on the board of directors of the Athens YMCA, the Chamber of Commerce, and the Athens Area Homebuilders Association.

         JACK LEE BARTON is the majority owner of Lintel, Inc., a holding company for Hart Telephone Company of Hartwell, Georgia. He has been employed by the company since 1976 and currently serves as its chief executive officer. Mr. Barton has been instrumental in the development of the YMCA of Hartwell and was the developer of Catteegee Golf Club of Hartwell. He and his family currently reside in Athens and are active in the community. Mr. Barton graduated from The University of Georgia in 1976 with a business degree. He is the past president of the Hart County Chamber of Commerce and the Hartwell Rotary Club. Mr. Barton is also the past president of the Georgia Telephone Association and was for six years director of the National Telephone Association. Mr. Barton has served on the advisory board of the Rural Telephone Finance Cooperative, a financial services institution lending to electric utilities and telephone companies throughout the United States.

         ROBERT E. BURTON is the co-founder of Flowers, Inc., the largest wholesaler of balloons and gift items in the United States. He has been the company's chief executive officer since 1971. Mr. Burton graduated from The University of Georgia in 1971. Mr. Burton is active in several real estate investment partnerships and is an active investor in commercial banking ventures.

         MICHAEL R. CARSON most recently served as senior vice president and chief financial officer of The Georgia National Bank (which was recently purchased by SouthTrust, National Association), a position he had held since 1989. In this capacity, he was responsible for all bank operations, bank investments, personnel, accounting, and data processing activities. Mr. Carson graduated from The University of Georgia in 1981 with a business degree. Mr. Carson also earned a graduate degree in banking from The Banking School of the South in Baton Rouge, Louisiana in 1991. Mr. Carson has served as an instructor in bank operations for the Community Bankers Association of Georgia for the last seven years. He also has served on the board of directors of the Hope Haven School for Adult Mentally Handicapped Persons since 1991. Mr. Carson has further served on the local board of directors of the American Heart Association and has been a mentor in the Clarke County School System.

         MICHAEL SIDNEY GAUTREAUX co-owns Athens Insurers, an insurance agency selling a wide range of insurance products to large and small businesses and individuals. He has been an owner of the company since 1974. Mr. Gautreaux served as an advisory board member for Bank South's (now Bank of America's) Athens branches for one year. He has a degree in industrial engineering from the University of Rhode Island and an MBA from The University of Georgia. Mr. Gautreaux is past chairman of the Independent Insurance Agents of America, where he served on the E&O Professional Liability Committee, and is currently a President's Club member of Selective Insurance Agents. Mr. Gautreaux is active in the local community and serves as a member of the board of trustees of Athens Academy. He is also on the board of trustees of the Athens YMCA and serves as committee chairman of the membership committee of the Athens Chamber of Commerce.

         RONALD LEWIS HILL owns two automobile dealerships in Athens, University Motors, Inc., a Ford and Mazda dealership, and University Automotive, Inc., a Lincoln, Mercury and Jeep dealership. Mr. Hill has owned and operated these two dealerships since 1994. Mr. Hill attended DeKalb Junior College and has been involved in the automobile business in Atlanta and Athens for over 23 years. Mr. Hill is a member of the Athens Rotary Club.

         WILLIAM S. HUGGINS most recently served as president and chief executive officer and a director of The Georgia National Bank, a position he had held since 1993. From 1992 to 1993, he served as president and chief executive officer of Embry National Bank in Atlanta. From 1969 to 1991, Mr. Huggins was employed by Bank South Corporation, Atlanta, where he served as executive vice president of its corporate banking group. A native of Athens, Mr. Huggins graduated in 1969 from The University of Georgia with a business degree. He is also a graduate of The Banking School of the South in Baton Rouge, Louisiana. Mr. Huggins is on the board of directors of the Athens YMCA. He is also a member of the Athens Rotary Club and serves as an advisory director of Presidential Financial Corporation of Atlanta.

         HENRY D. JOINER is a real estate broker with Joiner and Associates, an Athens real estate company he has owned since 1996. Prior to 1996, Mr. Joiner owned ReMax Associates, an Athens real estate company, and Athena Management Company, a real estate management company based in Athens. He is a graduate of Gainesville Junior College and attended The University of Georgia.

         THOMAS Z. LANIER, III most recently served as executive vice president and a director of The Georgia National Bank, a position he had held since 1993. Prior to joining The Georgia National Bank, he had served as vice president and loan officer for C&S National Bank of Athens (now Bank of America). Mr. Lanier graduated from The University of Georgia in 1974 with a marketing degree. He is active in the Athens Little League program and has served as its president for the last four years. He also serves as the treasurer of the Clarke Central Booster Club.

         TED RUFF RIDLEHUBER owns Cannon Financial Institute, a financial services training and consulting company headquartered in Athens that serves regional banking companies throughout the country. Mr. Ridlehuber has served as chief executive officer of the company since 1993. Prior to that time, he was senior vice president with the C&S National Bank of Athens (now Bank of America) from 1964 to 1983. Mr. Ridlehuber was an organizer and a director of The Georgia National Bank, where he served as chairman of its strategic planning committee. Mr. Ridlehuber graduated from The University of Georgia in 1962 and earned his law degree from The University of Georgia in 1963.

         THOMAS WELLS SCOTT is a certified public accountant who has served a variety of business and individual clients through his firm, Thomas W. Scott and Associates, since 1989. Mr. Scott graduated from The University of Georgia with an accounting degree in 1986. In addition to his accounting practice, Mr. Scott is a partner in a number of commercial real estate projects.

         TOMMY EDWARD WARNER has owned and served as president of several Blockbuster Video franchises, since 1990. Mr. Warner also manages Warner Properties, LLC, a real estate investment company owning residential properties. Mr. Warner served as a director of The Georgia National Bank, where he was a member of the asset/liability committee. Mr. Warner graduated from The University of Georgia in 1968 with a business degree.

         CLAUDE WILLIAMS, JR. has managed his family's controlling interest in Allison Outdoor Advertising, Ltd., and co-owned Williamson Outdoor Advertising since 1997. Mr. Williams was an organizer of The Georgia National Bank and served as its chairman. He also has served as a director of First American Bank of Athens and Citizens Bank of Gainesville. Mr. Williams has been in the media business for much of his life, having owned interests in radio stations, outdoor advertising companies, and newspapers. Mr. Williams is currently a trustee of The University of Georgia Foundation and is past chairman of the North Georgia College board of trustees. He is a past president of the Athens Chamber of Commerce, past chairman of the Athens Regional Hospital Development Council and is active in many other charitable organizations.

Committees of the Boards of Directors

         We have established the following committees. Other committees may be established as needed once we begin banking operations.

         AUDIT, COMPLIANCE AND COMPENSATION COMMITTEE. The Audit, Compliance and Compensation Committee will recommend to the Board of Directors of NBG Bancorp the independent public accountants to be selected to audit NBG Bancorp's and The National Bank of Georgia's annual financial statements and will approve any special assignments given to the independent public accountants. The committee also will review the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of the bank's internal accounting staff. Additionally, the committee will provide oversight to NBG Bancorp's and The National Bank of Georgia's compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee further will establish compensation levels for officers of NBG Bancorp and The National Bank of Georgia, review management organization and development, review significant employee benefit programs and establish and administer executive compensation programs, including NBG Bancorp's Stock Option Plan described below. The committee will be chaired by Thomas W. Scott, and also will include Robert E. Burton, Michael S. Gautreaux and Ted R. Ridlehuber.

         LOAN COMMITTEE. The National Bank of Georgia's Loan Committee will review any loan request made by a potential borrower over an established credit threshold for compliance with the bank's lending policies and federal and state rules and regulations governing extensions of credit. After making this review, the committee will decide whether to extend credit to the potential borrower. The committee will be chaired by Claude Williams, Jr., and also will include John M. Barrett, William S. Huggins, Henry D. Joiner and Thomas Z. Lanier, III.

         ASSET AND LIABILITY MANAGEMENT COMMITTEE. The Asset and Liability Management Committee will provide guidance to NBG Bancorp and The National Bank of Georgia in balancing the yields and maturities in the bank's loans and investments to its deposits. The committee will be chaired by Tommy E. Warner, and also will include Jack L. Barton, Michael R. Carson, Ronald L. Hill and William S. Huggins.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table shows information for 1999 with regard to compensation for services rendered in all capacities to NBG Bancorp by its President and Chief Executive Officer. No other executive officer earned more than $100,000 in salary and bonus in 1999.

                                             Summary Compensation Table

                                                                    Annual Compensation
                                                ----------------------------------------------------------
          Name and                                                                        Other Annual
     Principal Position           Year          Salary ($)            Bonus ($)          Compensation ($)
     ------------------           ----          ----------            ---------          ----------------

William S. Huggins,                1999          66,500 <F1>               -0-               -0-
 President and Chief
Executive Officer

------------------

<F1>     Represents salary accrued since June 29, 1999. Mr. Huggins' salary will continue to accrue at a rate of $11,083.33 per month until The National Bank of Georgia receives final regulatory approvals to open. See "- Employment Agreements."

Employment Agreements
---------------------

         NBG Bancorp and The National Bank of Georgia have entered into employment agreements with William S. Huggins, Thomas Z. Lanier, III and Michael
R. Carson regarding Mr. Huggins' employment as President and Chief Executive Officer of the bank, Mr. Lanier's employment as Executive Vice President-Lending of the bank and Mr. Carson's employment as Executive Vice President-Operations of the bank. Under the terms of the agreements, Mr. Huggins will receive a base salary of $133,000 per year, Mr. Lanier will receive a base salary of $99,000 per year and Mr. Carson will receive a base salary of $84,000 per year. These salaries have been accruing since the date The National Bank of Georgia's charter application was filed with the OCC (June 29, 1999) and will continue to do so until the bank receives final regulatory approvals to open from the OCC and the FDIC. As soon as practicable after The National Bank of Georgia receives these final approvals, the bank will pay Messrs. Huggins, Lanier and Carson their accrued compensation in a lump sum payment and, thereafter, in bi-weekly installments. The agreements provide that at the end of each year, Messrs. Huggins, Lanier and Carson will be entitled to receive a cash bonus, to be awarded by NBG Bancorp's Board of Directors, based on the bank's performance. Additionally, the agreements provide that NBG Bancorp will grant incentive stock options to purchase a number of shares of NBG Bancorp common stock also based on the bank's performance. If granted, the options will become exercisable in equal annual increments of 20% beginning on the one-year anniversary of the date of grant and will have an exercise price of $10.00 per share. The aggregate and maximum number of shares that would be granted under the options in the event all performance goals were achieved is 49,000 (Messrs. Huggins, Lanier and Carson would each receive 20,884 shares, 15,263 shares and 12,853 shares, respectively). NBG Bancorp will also provide an automobile to Mr. Huggins.

         The initial term of the employment agreements commenced on June 29, 1999 and will continue for a period of three years. At the end of the first year of each agreement, and at the end of each year thereafter, each agreement will be extended for a successive one-year period unless one of the parties to the agreement notifies the other parties of his or its intent not to extend the agreement. Employment under the employment agreements may be terminated:

         o        by NBG Bancorp for cause (as defined in the agreements);

         o by the employee if NBG Bancorp breaches any material provision of his agreement; or

         o        upon employee's death or disability.

         If NBG Bancorp or The National Bank of Georgia terminates employment without cause or the employee terminates employment with cause, NBG Bancorp or the bank will be required to pay the compensation and provide the health and dental insurance coverage due under the agreement for a period equal to the greater of 12 months from the date of termination or the remaining term of the agreement. If the employment of the employee is terminated for any reason, the employee will be prohibited from competing with NBG Bancorp or The National Bank of Georgia or soliciting its customers or employees within the geographic area set forth in the agreement for two years after the date of termination. If the employee provides notice of termination of employment within 90 days following a change of control (as defined in each agreement) NBG Bancorp will pay the employee's then-current compensation and benefits for 12 months after termination.

Director Compensation
---------------------

         The directors of NBG Bancorp and The National Bank of Georgia will not be compensated separately for their services as directors until we become cumulatively profitable. Thereafter, we will adopt compensatory policies for our directors that conform to applicable law.

Stock Option Plan
-----------------

         GENERAL. NBG Bancorp has adopted a Stock Option Plan that provides NBG Bancorp with the flexibility to grant the stock incentives described in this section of this Report to key employees, officers, directors, consultants and advisers of NBG Bancorp or The National Bank of Georgia for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, NBG Bancorp or the bank. NBG Bancorp's Board of Directors has reserved 70,000 shares of NBG Bancorp common stock - an amount equal to approximately 11.5% of the minimum and approximately 7.0% of the maximum amount of shares of stock to be sold in the Offering - for issuance under the plan. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.

         ADMINISTRATION. It is expected that NBG Bancorp's Audit, Compliance and Compensation Committee, which is comprised of at least two non-employee directors appointed by NBG Bancorp's Board of Directors, will administer the plan. NBG Bancorp's Board of Directors will consider the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect and Rule 16(b)(3) under the Securities Exchange Act of 1934, as currently in effect, when appointing members to the Compensation Committee. The Audit, Compliance and Compensation Committee and NBG Bancorp's Board of Directors will have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that they may deem necessary or advisable to administer the plan.

         The plan permits the Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors, to grant stock options to eligible persons. Options may be granted on an individual basis or to a group of eligible persons. Accordingly, the Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors will determine, within the limits of the plan, the number of shares of NBG Bancorp common stock subject to an option, to whom an option is granted and the exercise price and forfeiture or termination provisions of each option. A holder of a stock option generally may not transfer the option during his or her lifetime.

         OPTION TERMS. The plan provides for incentive stock options and non-qualified stock options. The Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors, will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by an agreement describing the material terms of the option.

         The Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of NBG Bancorp common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of NBG Bancorp's outstanding common stock. When the incentive stock option is exercised, NBG Bancorp will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the common stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of common stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

         The Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors, will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of NBG Bancorp's outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant's employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of NBG Bancorp common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of NBG Bancorp common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

         TERMINATION OF OPTIONS. The terms of particular options may provide that they terminate, among other reasons, upon the holder's termination of employment or other status with NBG Bancorp or The National Bank of Georgia, upon a specified date, upon the holder's death or disability, or upon the occurrence of a change in control of NBG Bancorp. An agreement may provide that if the holder dies or becomes disabled, the holder's estate or personal representative may exercise the option. The Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors, may, within the terms of the plan and the applicable agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.

         REORGANIZATIONS. The plan provides for an appropriate adjustment in the number and kind of shares subject to unexercised options in the event of any change in the outstanding shares of common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event. In the event of some types of corporate reorganizations, the Audit, Compliance and Compensation Committee or NBG Bancorp's Board of Directors, may, within the terms of the plan and the applicable agreement, substitute, cancel, accelerate, cancel for cash or otherwise adjust the terms of an option.

         AMENDMENT AND TERMINATION OF THE PLAN. NBG Bancorp's Board of Directors has the authority to amend or terminate the plan. NBG Bancorp's Board of Directors is not required to obtain shareholder approval to terminate the plan or, generally, to amend the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities, or other laws. However, any action by NBG Bancorp's Board of Directors may not adversely affect the rights of a holder of a stock option without the holder's consent.

         FEDERAL INCOME TAX CONSEQUENCES. The following discussion outlines generally the federal income tax consequences of participation in the plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.

         o INCENTIVE STOCK OPTIONS. A participant will not recognize income upon the grant of an incentive stock option. A participant who exercises an incentive stock option will not be taxed when he or she exercises the option or a portion of the option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for the NBG Bancorp common stock and the amount for which he or she sells the stock. If the participant does not sell the shares of NBG Bancorp common stock prior to two years from the date of grant of the incentive stock option and one year from the date the stock is transferred to him or her, the gain will be a capital gain and NBG Bancorp will not get a corresponding deduction. If the participant sells the shares of NBG Bancorp common stock at a gain before that time, the difference between the amount the participant paid for the stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income and NBG Bancorp will be entitled to a corresponding tax deduction. If the participant sells the shares of NBG Bancorp common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant's liability for, the alternative minimum tax.

         o NON-QUALIFIED OPTIONS. A participant will not recognize income upon the grant of a non-qualified option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-qualified option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of NBG Bancorp common stock on the date the option is exercised over the price paid for the stock, and NBG Bancorp will then be entitled to a corresponding deduction.

         Depending upon the time period for which shares of NBG Bancorp common stock are held after exercising an option, the sale or other taxable disposition of shares acquired by exercising a non-qualified option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-qualified option was exercised.

         Special rules apply to a participant who exercises a non-qualified option by paying the exercise price, in whole or in part, by the transfer of shares of NBG Bancorp common stock to NBG Bancorp and to a participant who is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as currently in effect.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, for the directors and executive officers of NBG Bancorp, (i) their names, addresses and ages at March 15, 2000,
(ii) their respective positions with us, (iii) the number of shares of common stock they intend to purchase in the offering, (iv) the percentage of outstanding shares such number will represent, and (v) the number of shares subject to warrants and options that they will receive when we complete the Offering. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

                                                                           Percentage of
                                                                            Outstanding
                                                                             Shares of          Shares         Shares
                                                           Number of     Minimum/maxi-mum     Subject to     Subject to
    Name and Address (Age)       Positions to be Held       Shares           Offerings         Warrants        Options
-------------------------------- ---------------------- ---------------- ------------------ --------------- --------------
Class I Directors:
(Initial Term Expiring in 2000)

John Harold Barrett (45)               Director               50,000          8.2/6.3           50,000           -0-
325 Red Oak Trail
Athens, Georgia 30606

Jack Lee Barton (45)                   Director               25,000          4.1/3.1           25,000           -0-
1100 Shoals Pointe
Athens, Georgia 30606

Robert E. Burton (51)                  Director               50,000          8.2/6.3           50,000           -0-
105 Post Oak Trail
Athens, Georgia 30606

Michael R. Carson (39)            Director, Executive         10,000          1.6/1.3           10,000         12,853 <F1>
210 Waterford Way                   Vice President
Athens, Georgia 30606




                                                                           PERCENTAGE OF
                                                                            OUTSTANDING
                                                                             SHARES OF          SHARES         SHARES
                                                           NUMBER OF     MINIMUM/MAXI-MUM     SUBJECT TO     SUBJECT TO
    NAME AND ADDRESS (AGE)       POSITIONS TO BE HELD       SHARES           OFFERINGS         WARRANTS        OPTIONS
-------------------------------- ---------------------- ---------------- ------------------ --------------- --------------
CLASS II DIRECTORS:
(INITIAL TERM EXPIRING IN 2001)

Michael S. Gautreaux (50)              Director               15,000          2.5/1.9           15,000           -0-
1522 Highway 330
Bogart, Georgia 30622

Ronald Lewis Hill (47)                 Director               10,000          1.6/1.3           10,000           -0-
1516 Annapolis Way
Grayson, Georgia 30017

William S. Huggins (52)           Director, President         25,000          4.1/3.1           25,000         20,884 <F1>
1051 Ridge Pointe                 and Chief Executive
Athens, Georgia 30606                   Officer

Henry D. Joiner (48)                   Director               25,000          4.1/3.1           25,000           -0-
410 Millstone Circle
Athens, Georgia 30606


CLASS III DIRECTORS:
(INITIAL TERM EXPIRING 2002)

Thomas Z. Lanier, III (47)        Director, Executive         22,500          3.7/2.8           22,500         15,263 <F1>
240 Oak Bend Drive                  Vice President
Athens, Georgia 30606

Ted R. Ridlehuber (60)                 Director               40,000          6.6/5.0           40,000           -0-
211 McWhorter Drive
Athens, Georgia 30606

Thomas W. Scott (36)                   Director               20,000          3.3/2.5           20,000           -0-
265 Lullwater Road
Athens, Georgia 30606

Tommy E. Warner (54)                   Director               50,000          8.2/6.3           50,000           -0-
180 Wedgefield lane
Athens, Georgia 30606

Claude Williams, Jr. (76)              Director               30,000          4.9/3.8           30,000           -0-
570 Springdale Street
Athens, Georgia 30606               _______________           ______           ______           ______         ______

All Proposed Directors and                                  372,500            61/47           372,500         49,000
Executive Officers as a Group
(13 persons)
---------------

<F1>     Represents the maximum number of incentive stock options to be granted if The National Bank of Georgia achieves performance goals. See "Executive Compensation - Employment Agreements.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      NBG Bancorp and The National Bank of Georgia may have banking and other business transactions in the ordinary course of business with directors and officers of NBG Bancorp and the bank, including members of their families or corporations, partnerships or other organizations in which these directors and officers have a controlling interest. If transactions between NBG Bancorp or The National Bank of Georgia and any of their directors or officers occur, the transaction:

     o will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to NBG Bancorp or the bank;

     o will be on terms no less favorable than could be obtained from an unrelated third party; and

     o will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

                                     PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) EXHIBITS. Periodic reports, registration statements and other information filed by NBG Bancorp with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding NBG Bancorp.

EXHIBIT           DESCRIPTION
-------           -----------
3.1               Articles of Incorporation of NBG Bancorp (Incorporated herein by reference to the exhibit of the same number of NBG
                  Bancorp's Registration Statement on Form SB-2 filed on
                  September 24, 1999 (Commission File No. 333-87763))

3.2 Bylaws of NBG Bancorp (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

4.2 See Exhibits 3.1 and 3.2 hereto for provisions of the Articles of Incorporation and Bylaws of NBG Bancorp defining rights of holders of the Common Stock.

4.3 Form a Organizer Warrant Agreement (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))


10.1 Letter Agreement for purchase of main office property dated June 1, 1999 (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.2* Employment Agreement, dated November 15, 1999, by and among The National Bank of Georgia (Proposed), NBG Bancorp, Inc. and William S. Huggins (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

EXHIBIT           DESCRIPTION
-------           -----------

10.4* Employment Agreement, dated November 15, 1999, by and among The National Bank of Georgia (Proposed), NBG Bancorp, Inc. and Thomas Z. Lanier, III (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.5*             Employment Agreement, dated November 15, 1999, by and among

                  The National Bank of Georgia (Proposed), NBG Bancorp, Inc. and Michael R. Carson (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))


10.6 Loan Agreement between NBG Bancorp, Inc., as Borrower, and Georgia First Bank, N.A. as Lender, and Organizers as Guarantors. (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on December 1, 1999 (Commission File No. 333-87763))

10.7 NBG Bancorp, Inc. Stock Option Plan (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.8 Form of NBG Bancorp, Inc. Incentive Stock Option (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.9 Form of NBG Bancorp, Inc. Non-Qualified Stock Option (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 19999 (Commission File No. 333-87763))

10.10 Escrow Agreement, dated as of November 10, 1999, by and between NBG Bancorp, Inc. and Georgia First Bank, N.A. (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.11 Form of Organizer Warrant Agreement (contained in Exhibit 4.3) (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on December 1, 1999 (Commission File No. 333-87763))
27.1              Financial Data Schedule

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were required to be filed by NBG Bancorp during the fourth quarter of 1998.


* Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

                                              NBG BANCORP, INC.
                                        (A Development Stage Company)

                                               FINANCIAL REPORT

                                              DECEMBER 31, 1999
              --------------------------------------------------------------------------------
                                              TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----

INDEPENDENT AUDITOR'S REPORT.............................................................................F-1

FINANCIAL STATEMENTS

     Balance sheet, December 31, 1999....................................................................F-2
     Statement of loss, period from June 1, 1999, date of inception, to December 31, 1999...........................................................................F-3
     Statement of cash flows, period from June 1, 1999, date of inception, to December 31, 1999...........................................................................F-4
     Notes to financial statements...................................................................F-5 - F-7

                          INDEPENDENT AUDITOR'S REPORT
--------------------------------------------------------------------------------

To the Board of Directors
NBG Bancorp, Inc.
Athens, Georgia


              We have audited the accompanying balance sheet of NBG BANCORP, INC., a development stage company, as of December 31, 1999, and the related statements of loss and cash flows for the period June 1, 1999, date of inception, to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBG Bancorp, Inc., a development stage company, as of December 31, 1999, and the results of its operations and its cash flows for the period from June 1, 1999, date of inception, to December 31, 1999, in conformity with generally accepted accounting principles.


                                               /s/  Mauldin & Jenkins, LLC




Atlanta, Georgia
March 9, 2000

                                NBG BANCORP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 1999


--------------------------------------------------------------------------------
      ASSETS
Cash                                                                   $   3,894
Restricted cash                                                          680,405
Equipment (net of accumulated depreciation of $992)                       11,225
Deferred stock offering costs                                              4,483
                                                                       ---------

      Total assets                                                     $ 700,007
                                                                       =========

      LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
   Subscribers' deposits                                               $ 680,405
   Line of credit                                                         48,968
   Accrued expenses                                                      188,661
                                                                       ---------

      Total liabilities                                                  918,034
                                                                       ---------

STOCKHOLDER'S DEFICIT
   Preferred stock, $1 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                             0
   Common stock, $1 par value; 10,000,000 shares
      authorized; 1 share issued and outstanding                               1
   Deficit accumulated during the development stage                    (218,028)
                                                                       ---------

      Total stockholder's deficit                                       (218,027)
                                                                       ---------

      Total liabilities and stockholder's deficit                      $ 700,007
                                                                       =========


See Notes to Financial Statements.

                                NBG BANCORP, INC.
                          (A Development Stage Company)

                                STATEMENT OF LOSS
                 FOR THE PERIOD JUNE 1, 1999, DATE OF INCEPTION,
                               TO DECEMBER 31,1999

--------------------------------------------------------------------------------

Expenses
    Personnel expenses                                                                   173,749
    Interest                                                                               1,297
    Equipment and occupancy expenses                                                      22,864
    Filing and application fees                                                            8,730
    Other expenses                                                                        11,388
                                                                                         -------
          Net loss and deficit accumulated during the development stage                 $218,028
                                                                                         =======



See Notes to Financial Statements.

                                NBG BANCORP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD JUNE 1, 1999, DATE OF INCEPTION,
                               TO DECEMBER 31,1999
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net loss                                                           $(218,028)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation                                                          992
       Increase in deferred stock offering costs                          (4,483)
       Increase in accrued expenses                                      188,661
                                                                       ---------

              Net cash used in operating activities                      (32,858)
                                                                       ---------

INVESTING ACTIVITIES
    Purchase of equipment                                                (12,217)
                                                                       ---------

            Net cash used in investing activities                        (12,217)
                                                                       ---------

FINANCING ACTIVITIES
    Proceeds from line of credit                                          48,968
    Proceeds from issuance of common stock                                     1
                                                                       ---------

            Net cash provided by financing activities                     48,969
                                                                       ---------

Net increase in cash                                                       3,894

Cash at beginning of period                                                    0
                                                                       ---------

Cash at end of period                                                  $   3,894
                                                                       =========


SUPPLEMENTAL DISCLOSURES
   Cash paid for:
      Interest                                                         $     968

NONCASH INVESTING AND FINANCING ACTIVITIES
   Increase in restricted cash related to subscriptions for common
      stock and corresponding deposits to the escrow account           $ 680,405


See Notes to Financial Statements.

                                NBG BANCORP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Organization
         ------------

            NBG Bancorp, Inc. (the "Company") was incorporated on September 23, 1999, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. The Company intends to acquire 100% of the issued and outstanding capital stock of The National Bank of Georgia (In Organization) (the "Bank"), a corporation organized under the laws of the State of Georgia to conduct a general banking business in Athens, Georgia. The organizers filed applications for approval of the organization of the Bank with the Office of the Comptroller of the Currency ("OCC") and also with the Federal Deposit Insurance Corporation ("FDIC") for insurance of the Bank's deposits. On October 26, 1999, approval was granted for the Bank's charter by the OCC. In addition, the Company has filed an application with the Federal Reserve Bank of Atlanta (the `FRB") and the Georgia Department of Banking and Finance ("DBF") to become a bank holding company. Upon obtaining approval, the Company will be a registered bank holding company subject to regulation by the FRB and DBF.

            Activities since inception have consisted primarily of the Company's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution. The organizers have also been involved in limited mortgage loan origination activities.


         Significant Accounting Policies

            Basis of Presentation
            ---------------------

                 The  financial  statements  have been  prepared  on the accrual
                 basis  in  accordance   with  generally   accepted   accounting
                 principles.

            Organization and Stock Offering Costs
            -------------------------------------

                 Organization costs have been expensed as incurred in accordance with generally accepted accounting principles. Stock offering costs will be charged to capital surplus upon completion of the stock offering. Additional costs are expected to be incurred for organization costs and stock offering costs.

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

         Significant Accounting Policies (Continued)

            Income Taxes
            ------------

                 The Company will be subject to Federal and state income taxes when taxable income is generated. No income tax benefits have been accrued because of operating losses incurred during the preopening period.

           Fiscal Year
           -----------

                 The Company will adopt a calendar year for both financial reporting and tax reporting purposes.


NOTE 2.  RESTRICTED CASH

         At December 31, 1999, subscribers' deposits of $680,405 were held in escrow. The escrow agreement prohibits the release of funds until the Company has received approval for its application for a charter from the regulatory authorities. All subscriptions, including accrued interest, are to be returned in full if these conditions are not met.


NOTE 3.  LINE OF CREDIT

         To facilitate the formation of the Company and the Bank, the organizers have established a $250,150 line of credit with an independent bank for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate less 1% and matures on May 23, 2000. Interest is payable at maturity. The interest rate at December 31, 1999 was 7.50%. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the stock offering. The Company's ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4.  COMMITMENTS

         On June 1, 1999, the organizers entered into a lease agreement for the proposed site of the Bank. The monthly lease is equal to $3,000 adjusted for a percentage of the mortgage origination fees retained by the lessor. As of December 31, 1999, total rental expense incurred was $14,929. The organizers intend to purchase the facility upon release of the stock offering funds from escrow as the permanent banking location.

         Pursuant to employment contracts between the organizers and the proposed executive officers of the Company, consulting fees will be paid to the executive officers contingent upon the completion of certain events during the development stage. These events include receiving final approval from the OCC, FDIC, and the FRB. The consulting fees began accruing on June 29, 1999 at a rate equal to the base salaries of the executive officers as outlined in the employment contracts. These fees are not payable unless final regulatory approval is obtained. However, because obtaining final regulatory approval is a probable event, the fees, which totaled $158,000 at December 31, 1999, have been accrued with personnel expenses in the financial statements of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CNB HOLDINGS, INC.

Dated:  March 29, 2000             By:  /s/ William S. Huggins
                                           William S. Huggins
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated:  March 29, 2000             By:   /s/ Michael R. Carson
                                           Michael R. Carson
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
                                                       Director                          March  _____, 2000
---------------------------------
John Harold Barrett

                                                       Director                          March  _____, 2000
---------------------------------
Jack Lee Barton

                                                       Director                          March  _____, 2000
---------------------------------
Robert E. Burton

/s/ Michael  R. Carson                    Executive Vice President and Director          March  29, 2000
---------------------------------
Michael R. Carson                         (principal financial and accounting
                                                       officer)

/s/ Michael Sidney Gautreaux                           Director                          March  29, 2000
---------------------------------
Michael Sidney Gautreaux


                                                       Director                          March  _____, 2000
---------------------------------
Ronald Lewis Hill

/s/ William S. Huggins                       President and Chief Operating               March  29, 2000
---------------------------------
William S. Huggins                               Officer and Director
                                             (principal executive officer)

/s/ Henry D. Joiner                                    Director                          March  29, 2000
---------------------------------
Henry D. Joiner

/s/ Thomas Z. Lanier, III                 Executive Vice President and Director          March  29, 2000
---------------------------------
Thomas Z. Lanier, III

                                                       Director                          March  _____, 2000
---------------------------------
Ted Ruff Ridlehuber

                                                       Director                          March  _____, 2000
---------------------------------
Thomas Wells Scott

/s/ Tommy Edward Warer                                 Director                          March  29, 2000
---------------------------------
Tommy Edward Warner

/s/ Claude Williams, Jr.                               Director                          March  29, 2000
---------------------------------
Claude Williams, Jr.

                                  EXHIBIT INDEX



         Exhibit Number                              Description of Exhibit
         --------------                              ----------------------

              27.1                                  Financial Data Schedule