Form 10QSB
period 2000-03-31
NBG BANCORP INC
filed 2000-05-16
CIK 1095588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 2000
                                            -------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 333-87763

                                NBG Bancorp, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2499542
-------------------------------                      -----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                  2234 West Broad Street, Athens, Georgia 30604
                  ---------------------------------------------
                    (Address of principal executive offices)

                                                        (706) 355-3122
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    /X/         No   / /


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2000: 697,860; $1 par value.

Transitional Small Business Disclosure Format    Yes              No   X
                                                     -------          ----

                                               NBG BANCORP, INC.

                                                     INDEX
                                                     -----

                                                                                                          Page
                                                                                                          ----

Part I.  Financial Information
         ---------------------

Item 1.       Condensed Financial Statements (unaudited)                                                 3 - 7

Item 2.       Management's Discussion and Analysis or Plan of Operation .....................................8


Part II  Other Information
         -----------------

Item 2.       Changes in Securites and use of Proceeds......................................................10

Item 4.       Submission of Matters to a Vote of Security Holders...........................................11

Item 6.       Exhibits and Reports on Form 8-K..............................................................11

Signatures        ..........................................................................................12

                      PART I - FINANCIAL INFORMATION
                           FINANCIAL STATEMENTS

                            NBG BANCORP, INC.
                      (A Development Stage Company)

                              BALANCE SHEET
                              MARCH 31, 2000
                               (Unaudited)

------------------------------------------------------------------------

      ASSETS

Cash                                                         $     1,592
Restricted cash                                                6,633,600
Equipment (net of accumulated depreciation of $1,809)            111,985
Deferred stock offering costs                                     49,063
Other assets                                                       2,998
                                                             -----------

      TOTAL ASSETS                                           $ 6,799,238
                                                             ===========

      LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
   Subscribers' deposits                                     $ 6,633,600
   Line of credit                                                203,968
   Accrued expenses                                              321,375
                                                             -----------

      TOTAL LIABILITIES                                        7,158,943
                                                             -----------

STOCKHOLDER'S DEFICIT
   Preferred stock, $1 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                     0
   Common stock, $1 par value; 10,000,000 shares
      authorized; 1 share issued and outstanding                       1
   Deficit accumulated during the development stage             (359,706)
                                                             -----------

      TOTAL STOCKHOLDER'S DEFICIT                               (359,705)
                                                             -----------

      TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT            $ 6,799,238
                                                             ===========

The accompanying notes are an integral part of these financial statements.

                              NBG BANCORP, INC.
                        (A Development Stage Company)

                              STATEMENTS OF LOSS
                    THREE MONTHS ENDED MARCH 31, 2000 AND
                 PERIOD FROM JUNE 1, 1999, DATE OF INCEPTION,
                              TO MARCH 31, 2000
                                 (Unaudited)


----------------------------------------------------------------------------

                                           Three Months      Period From
                                               Ended        June 1, 1999,
                                             March 31,    Date of Inception,
                                               2000       to March 31, 2000
                                           ------------   ------------------
EXPENSES
    Personnel expenses                     $  88,793          $ 262,542
    Interest                                   2,241              3,538
    Equipment and occupancy expenses          14,159             37,023
    Filing and application fees                5,112             13,842
    Other expenses                            31,373             42,761
                                           ---------          ---------
          NET LOSS                         $ 141,678          $ 359,706
                                           =========          =========



The accompanying notes are an integral part of these financial statements.

                                         NBG BANCORP, INC.
                                   (A Development Stage Company)

                                      STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 2000 AND
                            PERIOD FROM JUNE 1, 1999, DATE OF INCEPTION,
                                         TO MARCH 31, 2000
                                            (Unaudited)

--------------------------------------------------------------------------------------------------

                                                               Three Months         Period From
                                                                   Ended           June 1, 1999,
                                                                March 31,       Date of Inception,
                                                                   2000         to March 31, 2000
                                                               ------------     ------------------
OPERATING ACTIVITIES
    Net loss                                                   $(141,678)           $(359,706)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                 817                1,809
        Increase in deferred stock offering costs                (44,580)             (49,063)
        Increase in accrued expenses                             132,714              321,375
        Other operating activities                                (2,998)              (2,998)
                                                               ---------            ---------

              Net cash used in operating activities              (55,725)             (88,583)
                                                               ---------            ---------

INVESTING ACTIVITIES
    Purchase of premises and equipment                          (101,577)            (113,794)
                                                               ---------            ---------

              Net cash used in investing activities             (101,577)            (113,794)
                                                               ---------            ---------

FINANCING ACTIVITIES
    Proceeds from line of credit                                 155,000              203,968
    Proceeds from issuance of common stock                             0                    1
                                                               ---------            ---------

              Net cash provided by financing activities          155,000              203,969
                                                               ---------            ---------

Net increase (decrease) in cash                                   (2,302)               1,592

Cash at beginning of period                                        3,894                    0
                                                               ---------            ---------

Cash at end of period                                          $   1,592            $   1,592
                                                               =========            =========


The accompanying notes are an integral part of these financial statements.

                                NBG BANCORP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

         NBG Bancorp, Inc. (the "Company") was incorporated as a Georgia corporation on September 23, 1999 to serve as a bank holding company for The National Bank of Georgia. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an offering for sale of a minimum of 610,000 and a maximum of 800,000 shares of the Company's $1.00 par value per share common stock at $10.00 per share. As of March 31, 2000, the offering was scheduled to end on June 3, 2000, but the Company may extend it until November 3, 2000 at the latest.

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  SUBSEQUENT EVENT

         With the prior approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance on May 2, 2000, the Company used $6,878,600 of the net proceeds of the Offering to capitalize The National Bank of Georgia, a national bank. The Company was organized in Athens, Georgia. In return, the Bank issued all of its common stock to NBG Bancorp, and NBG Bancorp became the Bank's sole shareholder. Accordingly, NBG Bancorp is now a bank holding company within the meaning of the Bank Holding Company Act of 1956, as currently in effect (the "Bank Holding Company Act"), and the Georgia Bank Holding Company Act.

         The National Bank of Georgia received its charter from the Office of the Comptroller of the Currency ("OCC") on May 3, 2000. The Bank commenced operations on May 8, 2000.

         As of May 8, 2000, the NBG Bancorp has raised $6,978,600 by selling 697,860 shares from the Offering.

                                NBG BANCORP, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

Some of the statements in this report are "forward-looking statements." Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. When we use in this report words like "anticipate," "believe," "expect," "estimate," and similar expressions, you should consider them as identifying forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ significantly from those expressed or implied by the forward-looking statements.

Liquidity
---------

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. As a national bank, the Company's proposed subsidiary is expected to be able to obtain these funds by converting assets to cash or by attracting new deposits. The bank's ability to maintain and increase deposits will serve as its primary source of liquidity.

Management knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, The National Bank of Georgia's or NBG Bancorp's liquidity increasing or decreasing in any material way in the foreseeable future, other thanas a resulf of the Company's current offering

Capital Adequacy
----------------

We believe that the net proceeds of the Offering will satisfy our cash requirements for at least the next 12 months following the opening of The National Bank of Georgia, the Company's proposed subsidiary. Accordingly, management does not anticipate that it will be necessary to raise additional funds to operate the Company or The National Bank of Georgia for at least the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the offering.

The following is management's plan of operation which describes significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed financial statements.

Plan of Operation
-----------------

As of March 31, 2000, the Company was in the development stage and will remain in that stage until at least 610,000 shares, at $10.00 per share, have been sold in the offering. See "Item 5 - Other Information." The Company was organized in September 1999 to serve as a holding company for The National Bank of Georgia. Since it was organized, the Company's main activities have been centered on seeking, interviewing and selecting its directors, applying for a national bank charter, applying for FDIC deposit insurance, applying to become a bank holding company and raising equity capital through the Offering.

The Company's operations from June 1, 1999 through March 31, 2000 have been funded through a line of credit from Georgia First Bank, N.A. The total amount available on the line of credit is $250,000, of which $203,968 was outstanding at March 31, 2000. The loan has been guaranteed by the Company's organizers, bears interest at the highest prime rate minus one as published in the Money Rates section of The Wall Street Journal, and is due on May 23, 2000.

A portion of the proceeds of the Offering will be used to repay the line of credit, to the extent that such repayment is reasonable and not detrimental to the operations of The National Bank of Georgia, and to the extent that such repayment is allowed by the OCC and other appropriate regulatory authorities. See "Item 5 - Other Information" Total preopening expenses, as of March 31, 2000, amounted to $359,706.

                           PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

 Use of Proceeds From Sales of Registered Securities
 ---------------------------------------------------

         On December 6, 1999, the Company commenced an initial public offering of a minimum of 610,000 shares and a maximum of 800,000 shares of its common stock at an offering price of $10.00 per share. The shares in the Offering are registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-87763). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on December 6, 1999.

         As of May 2, 2000, the shares will continue to be offered on a best-efforts, 1,000 share minimum basis by the executive officers of the Company, who are receiving no commissions for sales they make. In addition, the Company may engage sales agents to sell shares on a best efforts basis. The Company anticipates that if sales agents are retained, such persons would be paid sales commissions not exceeding 10% of the aggregate dollar amount of the common stock sold by the sales agents as well as marketing related expenses. Prior to May 2, 2000 all subscription funds tendered were being deposited in an interest-bearing escrow account with Georgia First Bank, N.A., Gainesville, Georgia (the "Escrow Agent") pending completion of certain conditions of the Offering.

         As of May 2, 2000, the minimum number of shares to be sold in the Offering had been attained. Accordingly, on May 2, 2000, the Escrow Agent released the subscription funds tothe National Bank of Georgia. After May 2, 2000, all subscription funds tendered will be deposited directly with the Company and will be immediately available for use by the Company. As of March 31, 2000, the offering was scheduled to end on June 3, 2000, bu thee Company may extend it until November 30, 2000 at the latest. As set forth in the table below, from the effective date of the Registration Statement to March 31, 2000, the Company had deferred costs in connection with the Offering of $49,063. All of the amounts shown in the table are actual amounts except legal fees which have been estimated. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

            Securities and Exchange Commission Registration fee        $ 2,224
            Blue Sky Fees and Expenses                                   1,600
            Legal Fees and Expenses                                     10,000
            Accounting Fees and Expenses                                 3,000
            Printing and Engraving Expenses                             25,638
            Postage and Other Mailing Costs                              3,009
            Miscellaneous                                                3,592
                                                                       -------

                 Total                                                 $49,063
                                                                       =======


            After deducting the Offering expenses described above, net proceeds to the Company from the minimum number of shares sold in the Offering are expected to be approximately $6.05 million. The Company will use such proceeds to capitalize The National Bank of Georgia, to pay organization, the Offering and pre-opening expenses, to improve The National Bank of Georgia's main office and to provide working capital for The National Bank of Georgia, including making loans and other investments. None of the net proceeds of the Offering will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of NBG Bancorp, or an affiliate of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                          27.  Financial Data Schedule, (for SEC use only).

                  (b)     Reports on Form 8-K.

                          None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           NBG BANCORP, INC.
                                           (Registrant)





Date: 5/12/00                              /s/ William S. Huggins
                                           ----------------------------------
                                           William S. Huggins
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: 5/12/00                              /s/ Michael R. Carson
                                           Michael R. Carson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)