Form 10QSB/A
period 2000-03-31
NBG BANCORP INC
filed 2000-05-26
CIK 1095588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A



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

                                 (706) 355-3122
                            --------------------------
                           (Issuer's telephone number)

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


In order to present the Company's results for the quarterly period ended March 31, 2000, in a clear and understandable manner, this Report has been amended and restated in its entirety.

                                               NBG BANCORP, INC.

                                                     INDEX
                                                     -----

                                                                                                          Page
                                                                                                          ----

Part I.  Financial Information
         ---------------------


Item 1.       Condensed Financial Statements (unaudited).................................................3 - 7


Item 2.       Management's Discussion and Analysis or Plan of Operation .................................8 - 9


Part II  Other Information
         -----------------


Item 2.       Changes in Securities and use of Proceeds.....................................................10




Item 6.       Exhibits and Reports on Form 8-K..............................................................11

Signatures        ........................................................................................12

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

                                NBG BANCORP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION


         NBG  Bancorp,  Inc.  (the  "Company")  was  incorporated  as a  Georgia corporation on September 23, 1999 to serve as a bank holding company for The National Bank of Georgia (the "Bank"), a national bank the Company is organizing in Athens, Georgia. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an offering for sale of a minimum of 610,000 and a maximum of 800,000 shares of the Company's $1.00 par value per share common stock at $10.00 per share. As of March 31, 2000, the offering was scheduled to end on June 3, 2000, but the Company may extend it until November 3, 2000 at the latest. See "Part II, Item 2 - Changes in Securities and Use of Proceeds."


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

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  SUBSEQUENT EVENT


         With the prior approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance, on May 3, 2000, the Company used $6,878,600 of the net proceeds of the offering to capitalize the Bank. In return, the Bank issued 687,860 shares of common stock to the Company, and the Company became the Bank's sole shareholder. Accordingly, NBG Bancorp is now a bank holding company within the meaning of the Bank Holding Company Act of 1956, as currently in effect (the "Bank Holding Company Act"), and the Georgia Bank Holding Company Act.

         After receiving its charter from the Office of the Comptroller of the Currency, the Bank commenced operations on May 8, 2000.

         As of May 8, 2000, the Company had raised $6,978,600 by selling 697,860 shares in its offering.

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


Management knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, the Company's, or its proposed subsidiary's, liquidity increasing or decreasing in any material way in the foreseeable future, other than as a result of the Company's current offering.


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



The following is management's plan of operation which describes significant factors that affected the Company's financial position and operating results during the periods included in the preceding condensed financial statements.


Plan of Operation
-----------------


As of March 31, 2000, the Company was in the development stage and will remain in that stage until at least 610,000 shares, at $10.00 per share, have been sold in the offering. See "Part II, Item 2 - Changes in Securities and Use of Proceeds." The Company was organized in September 1999 to serve as a holding company for The National Bank of Georgia. Since it was organized, the Company's main activities have been centered on seeking, interviewing and selecting its directors, applying for a national bank charter, applying for FDIC deposit insurance, applying to become a bank holding company and raising equity capital through the offering.


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


The Company intends to capitalize The National Bank of Georgia at $6,878,600. Any remaining funds from the offering are expected to either be held by the Company and reserved for general corporate purposes at the holding company level or injected into the capital accounts of The National Bank of Georgia.

In addition, a portion of the net proceeds of the offering beyond the minimum will be retained by the Company for the purpose of funding any required additions to the capital of The National Bank of Georgia. Since national banks are regulated with respect to the ratio that their total assets may bear to their total capital, if The National Bank of Georgia experiences greater growth than anticipated, it may require the infusion of additional capital to support that growth. Management anticipates, however, that the proceeds of the offering will be sufficient to support The National Bank of Georgia's immediate capital needs and will seek, if necessary, additional long and short-term financing to support any additional needs; however, management can give no assurance that such financing, if needed, will be available or if available will be on terms acceptable to the Company.

Total pre-opening expenses, as of March 31, 2000, amounted to $359,706.

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


As of May 2, 2000, the shares will continue to be offered on a best-efforts, 1,000 share minimum basis by the executive officers of the Company, who are receiving no commissions for sales they make. In addition, the Company may engage sales agents to sell shares on a best efforts basis. The Company anticipates that if sales agents are retained, such persons would be paid sales commissions not exceeding 10% of the aggregate dollar amount of the common stock sold by the sales agents as well as marketing related expenses. Prior to May 2, 2000, all subscription funds tendered were being deposited in an interest-bearing escrow account with Georgia First Bank, N.A., Gainesville, Georgia (the "Escrow Agent") pending completion of certain conditions of the offering.

As of May 2, 2000, the minimum number of shares to be sold in the offering had been attained. Accordingly, on May 2, 2000, the Escrow Agent released the subscription funds to the Company. After May 2, 2000, all subscription funds tendered will be deposited directly with the Company and will be immediately available for use by the Company. As of March 31, 2000, the offering was scheduled to end on June 3, 2000, but the Company may extend it until November 30, 2000 at the latest. As set forth in the table below, from the effective date of the Registration Statement to May 2, 2000, the Company had deferred costs in connection with the offering of $79,762. All of the amounts shown in the table are actual amounts. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.


            Securities and Exchange Commission Registration fee        $ 2,224
            Blue Sky Fees and Expenses                                   1,600
            Legal Fees and Expenses                                     40,000
            Accounting Fees and Expenses                                 3,000
            Printing and Engraving Expenses                             26,244
            Postage and Other Mailing Costs                              3,009
            Miscellaneous                                                3,685
                                                                       -------

                 Total                                                 $79,762
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                          27.  Restated Finandial Data Schedule,
                               (for SEC use only).

                  (b)     Reports on Form 8-K.

                          None.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           NBG BANCORP, INC.
                                           (Registrant)





Date: 5/26/00                              /s/ William S. Huggins
                                           ----------------------------------
                                           William S. Huggins
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: 5/26/00                              /s/ Michael R. Carson
                                           -----------------------------------
                                           Michael R. Carson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)