Form 10QSB
period 2000-06-30
NBG BANCORP INC
filed 2000-08-14
CIK 1095588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2000
                                            ---------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-87763

                                NBG Bancorp, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                                 58-2499542
-------------------------------                              ------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                                  Identification
No.)

                  2234 West Broad Street, Athens, Georgia 30604
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (706) 355-3122
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------          ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2000: 738,010; $1 par value.

Transitional Small Business Disclosure Format    Yes              No     X
                                                     -------          -------

                                        NBG BANCORP, INC. AND SUBSIDIARY

                                                     INDEX


                                                                                                          Page
                                                                                                          ----
Part I.  Financial Information
         ---------------------

Item 1.       Consolidated Financial Statements (unaudited)..............................................3 - 6

Item 2.       Management's Discussion and Analysis and  Results of Operations ...........................7 - 9


Part II  Other Information
         -----------------

Item 2.       Changes in Securities and Use of Proceeds......................................................9

Item 6.       Exhibits and Reports on Form 8-K...............................................................9

Signatures        ..........................................................................................10

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        NBG BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)
----------------------------------------------------------------------------

      ASSETS
Cash and due from banks                                        $    406,512
Federal funds sold                                                5,450,000
Securities available-for-sale                                       206,400
Loans                                                             7,404,031
Less allowance for loan losses                                       91,210
                                                               ------------
                                                                  7,312,821

Premises and equipment                                            1,470,792
Other assets                                                        134,545
                                                               ------------

      TOTAL ASSETS                                             $ 14,981,070
                                                               ============

      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
   Deposits
     Noninterest bearing demand                                $  1,430,552
     Interest bearing demand                                      4,903,916
     Savings                                                      1,196,459
     Time deposits                                                  825,939
                                                               ------------
                                                                  8,356,866
   Other liabilities                                                 26,163
                                                               ------------

      TOTAL LIABILITIES                                           8,383,029
                                                               ------------

STOCKHOLDER'S EQUITY
   Preferred stock, $1 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                     --
   Common stock, $1 par value; 10,000,000 shares
      authorized; 717,010 shares issued and outstanding             717,010
   Surplus                                                        6,373,328
   Accumulated deficit                                             (492,297)
                                                               ------------

      TOTAL STOCKHOLDER'S EQUITY                                  6,598,041
                                                               ------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 14,981,070
                                                               ============

The accompanying notes are an integral part of these financial statements.

                        NBG BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months      Six Months
                                                     Ended            Ended
                                                June 30, 2000    June 30, 2000
                                                -------------    -------------
Interest income
    Loans                                         $  70,202        $  70,202
    Taxable securities                                1,797            1,797
    Federal funds sold                               48,136           48,136
    Deposits in other banks                          91,384           91,384
                                                  ---------        ---------
          Total interest income                     211,519          211,519

Interest expense
    Deposits                                         30,849           30,849

    Other borrowings                                  2,091            4,332
                                                  ---------        ---------
          Total interest expense                     32,940           35,181


          Net interest income                       178,579          176,338
Provision for loan losses                            91,210           91,210
                                                  ---------        ---------
          Net interest income
             after provision for loan losses         87,369           85,128
                                                  ---------        ---------

Other income
    Service charges on deposit accounts                 760              760
    Mortgage origination fees                        12,170           12,170
    Other operating income                            1,524            1,524
                                                  ---------        ---------
          Total other income                         14,454           14,454
                                                  ---------        ---------

Other expenses
    Salaries and employee benefits                  147,507          236,300
    Equipment and occupancy expenses                 36,796           50,955
    Other operating expenses                         50,111           86,596
                                                  ---------        ---------
          Total other expenses                      234,414          373,851
                                                  ---------        ---------

          Loss before income taxes                 (132,591)        (274,269)

Income taxes                                           --               --
                                                  ---------        ---------
          Net loss                                $(132,591)       $(274,269)
                                                  =========        =========

Basic and diluted losses per common share         $   (0.30)       $   (1.23)
                                                  =========        =========

Weighted average shares outstanding
  (basic and diluted)                               445,337          222,705

Cash dividends per share of common stock          $    --          $    --

The accompanying notes are an integral part of these financial statements.

                                 NBG BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                            (Unaudited)

-------------------------------------------------------------------------------------------------
                                                               Three Months          Six Months
                                                                    Ended               Ended
                                                               June 30, 2000        June 30, 2000
                                                               -------------        -------------

OPERATING ACTIVITIES
    Net loss                                                   $   (132,591)        $   (274,269)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                 14,897               15,714
        Provision for loan losses                                    91,210               91,210
        Increase in other assets                                    (82,484)            (130,062)
        Decrease in other liabilities                              (295,212)            (162,498)
                                                               ------------         ------------
              Net cash used in operating activities                (404,180)            (459,905)
                                                               ------------         ------------

INVESTING ACTIVITIES
    Purchase of available for sale securities                      (206,400)            (206,400)
    Net increase in federal funds sold                           (5,450,000)          (5,450,000)
    Net increase in loans                                        (7,404,031)          (7,404,031)
    Purchase of premises and equipment                           (1,373,704)          (1,475,281)
                                                               ------------         ------------
              Net cash used in investing activities             (14,434,135)         (14,535,712)
                                                               ------------         ------------
FINANCING ACTIVITIES
    Net increase in deposits                                      8,356,866            8,356,866
    Advances on line of credit                                       45,882              200,882
    Repayment of line of credit                                    (249,850)            (249,850)
    Proceeds from issuance of common stock                        7,090,337            7,090,337
                                                               ------------         ------------
              Net cash provided by financing activities          15,243,235           15,398,235
                                                               ------------         ------------
Net increase in cash                                                404,920              402,618

Cash at beginning of period                                           1,592                3,894
                                                               ------------         ------------
Cash at end of period                                          $    406,512         $    406,512
                                                               ============         ============

The accompanying notes are an integral part of these financial statements.

                        NBG BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

         NBG Bancorp, Inc. ("the Company") was incorporated as a Georgia corporation on September 23, 1999 to serve as a bank holding company for The National Bank of Georgia. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an offering for sale of a minimum of 610,000 and a maximum of 800,000 shares of the Company's $1.00 par value per share common stock at $10.00 per share. As of June 30, 2000, the offering was scheduled to end on September 1, 2000, but the Company may extend it until November 3, 2000 at the latest. As of June 30, 2000, the Company had raised $7,170,000 by selling 717,010 shares from the offering. See "Part II,
         Item 2 - Changes in Securities and Use of Proceeds."

         With the prior approval of the Board of Governors of the Federal Reserve and the Georgia Department of Banking and Finance, on May 2, 2000, the Company used $6,878,600 of the net proceeds of the offering to capitalize The National Bank of Georgia, a national bank the Company was organizing in Athens, Georgia. In return, the Bank issued all of its common stock to NBG Bancorp, and NBG Bancorp became the Bank's sole stockholder. Accordingly, NBG Bancorp is now a bank holding company within the meaning of the Bank Holding Company Act of 1956, as currently in effect (the "Bank Holding Company Act"), and the Georgia Bank Holding Company Act.

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         The results of operations for the three and six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.


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

                        NBG BANCORP, INC. AND SUBSIDIARY

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

LIQUIDITY

Liquidity management involves the ability to match the cash flow requirements of the company's customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of its loans and deposits in such a way that its cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. Additionally, the bank is a member of the Federal Home Loan Bank and the bank maintains a federal funds borrowed line of credit with its primary correspondent as sources of additional liquidity as needed.

The liquidity of the Company is monitored on a periodic basis by management and regulatory authorities. The Company has no historical reference for seasonal or other related demands on its liquidity. Because of this lack of history and the expected high growth of the Company, a higher than normal level of liquidity is being maintained.

Management knows of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, the Company's, or its subsidiary's, liquidity increasing or decreasing in any material way in the foreseeable future, other than as a result of the Company's ongoing stock offfering and normal operations.

CAPITAL ADEQUACY

We believe the net proceeds of the offering will satisfy our cash requirements for at least the next 12 months following the opening of The National Bank of Georgia, the Company's subsidiary, on May 8, 2000. Accordingly, management does not anticipate that it will be necessary to raise additional funds to operate the Company or The National Bank of Georgia for at least the next 12 months.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. The Bank and the Company substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2000. However, as the Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of June 30, 2000 are as follows:

                                                           Actual
                                              ------------------------------
                                                                     The
                                                    NBG            National      Regulatory
                                                  Bancorp.         Bank of          Minimum
                                                   Inc.            Georgia       Requirement
                                               --------------  --------------  ----------------

         Leverage capital ratios                   101.82 %        101.51 %           4.00 %
         Risk-based capital ratios:
            Tier I capital                          69.82           69.61             4.00
            Total capital                           70.78           70.57             8.00


FINANCIAL CONDITION

Total assets at June 30, 2000, were $14,981,070. During the six and three month periods ended June 30, 2000, the company originated $7,404,031 in loans. Funding for these loans was provided by new deposits totaling $8,356,866. As required, the Company also purchased stock in The Federal Reserve Bank totaling $206,400. The Federal Reserve Bank stock is being classified as available for sale and is being carried at original cost due to no readily determinable fair value.

Funds raised in excess of loan and other operational demands are held primarily in overnight Federal funds sold. As of June 30, 2000, the bank had $5,450,000 in overnight Federal funds sold. The Company expects to begin purchasing investment securities other than overnight federal funds sold as its loan growth stabilizes and opportunities appropriate to the Company's overall asset and liability strategies and goals present themselves. Management expects continued strong growth in assets and liabilities during the remainder of the year. The company's growth rates are a result of the newness of the bank. Management monitors its growth in all categories to maintain a proper mix of types, maturities, and interest rates. Management believes that its current capital level is adequate to maintain the current growth of the Company.

As of June 30, 2000 the  Company had an  investment  in premises  and  equipment
totaling  $1,470,792.   The  Company  does  not  anticipate  any  further  major
investments in premises and equipment during the remainder of fiscal year 2000.

RESULTS OF OPERATIONS

The Company's subsidiary, The National Bank of Georgia, received its charter from the Office of the Comptroller of the Currency on May 3, 2000. The Bank commenced operations on May 8, 2000.

The Company's results of operations are determined by its ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for the Company to become profitable, it must increase the amount of its earning assets so that net interest income along with non-interest income is sufficient to cover normal operating expenses incurred in a banking operation and the bank's provision for loan losses.

Net losses for the three and six month period ended June 30, 2000 were $132,591 and $274,269, respectively. Net interest income for the three and six months ended June 30, 2000, was $178,579 and $176,338, respectively, which resulted in a net interest margin for the three and six month period ended June 30, 2000 of 5.40% and 5.34%, respectively. Included in interest income for the three and six month periods ended June 30, 2000 was $91,384 earned from deposits in other banks. This amount represents the interest earned on stock subscription funds held in escrow during the escrow period. The interest was not considered earned by the Company until the funds were released from escrow on May 2, 2000.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. These charges are at a level that management determines is adequate based on the makeup of the loan portfolio and current economic considerations. The provision for loan losses was $91,210 for the three and six month periods ended June 30, 2000. As of June 30, 2000, no loans had been charged off by the Company. In addition, there were no loans past due greater than thirty days and no loans had been placed on nonaccrual status.

Non-interest income totaled $14,454 for the three and six months ended June 30, 2000. This included $760 in service charges on deposits, $12,170 in mortgage origination fees and $1,524 in other operating income.

Total non-interest expense was $234,414 for the three months ended June 30, 2000 and $373,851 for the six months ended June 30, 2000. Certain areas of non-interest expense were higher than normal and resulted from the normal startup costs incurred during the organization stage of the Company. Total pre-opening expenses accumulated during the organizational period from June 1, 1999 to May 7, 2000 were $428,705 and consisted primarily of salaries, consulting and legal fees connected with the formation of the company and equipment and occupancy expenses. Non-interest expense should stabilize during the remainder of this year.

Stock offering costs, which amounted to $79,762, represent all expenses directly related to the Company's efforts to raise capital and include legal fees, printing and supplies costs, accounting fees, application costs, postage expense, telephone charges, and compensation. Such costs were charged to additional paid-in capital upon the commencement of operations of the Company and its wholly owned subsidiary, The National Bank of Georgia.

The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued as of June 30, 2000, because of the operational losses incurred to date.

The Company was still in its organizational stage as of June 30, 1999. The organizational stage commenced on June 1, 1999 and as of June 30, 1999, organizational expenses of $9,429 had been incurred consisting primarily of a $7,500 OCC application fee for the Company's subsidiary, The National Bank of Georgia. Therefore, statements of operations and cash flows for the three and six month periods ended June 30, 1999 and a comparative analysis to June 30, 2000 are not presented.


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

         On May 15, 2000, the Company's board of directors voted to extend the stock offering for another 90-day period ending September 1, 2000. As of May 15, 2000, the minimum share purchase was reduced to 200 shares of the company's stock. As of June 30, 2000, the shares will continue to be offered on a best-efforts, 200 share minimum basis by the executive officers of the Company, who are receiving no commissions for sales they make. In addition, the Company may engage sales agents to sell shares on a best efforts basis. The Company anticipates that if sales agents are retained, such persons would be paid sales commissions not exceeding 10% of the aggregate dollar amount of the common stock sold by the sales agents as well as marketing related expenses. Prior to May 2, 2000, all subscription funds tendered were deposited in an interest-bearing escrow account with Georgia First Bank, N.A., Gainesville, Georgia (the "Escrow Agent") pending completion of certain conditions of the offering.

         As of May 2, 2000, the minimum number of shares to be sold in the Offering had been attained. Accordingly, on May 2, 2000, the Escrow Agent released the subscription funds to The National Bank of Georgia. Since May 2, 2000, all subscription funds tendered have been deposited directly with the Company and have been made immediately available for use by the Company. As of June 30, 2000, the offering was scheduled to end on September 1, 2000, but the Company may extend it until November 30, 2000 at the latest.

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




                                           NBG BANCORP, INC.
                                           (REGISTRANT)
                                           --------------





Date:
       -------------------------           /s/ William S. Huggins
                                          --------------------------------------
                                           William S. Huggins
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:
       -------------------------           /s/ Michael R. Carson
                                           -------------------------------------
                                           Michael R. Carson
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)