Form 10QSB
period 2000-09-30
NBG BANCORP INC
filed 2000-11-14
CIK 1095588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2000
                                            -------------------------

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

                                 (706) 355-3122
                                 ---------------
                           (Issuer's telephone number)

                                       N/A
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------          ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2000: 741,260; $1 par value.

Transitional Small Business Disclosure Format    Yes              No     X
                                                     -------          -------

                        NBG BANCORP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                          Page
                                                                                                          ----
Part I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)                                              3 - 6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .............................................................7 - 9


Part II  OTHER INFORMATION

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

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                        NBG BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
--------------------------------------------------------------------------------

      ASSETS
Cash and due from banks                                            $  1,639,167
Federal funds sold                                                    4,630,000
Securities available-for-sale                                           206,900
Loans                                                                13,190,661
Less allowance for loan losses                                          164,885
                                                                   ------------
                                                                     13,025,776

Premises and equipment                                                1,495,772
Other assets                                                            158,725
                                                                   ------------

      TOTAL ASSETS                                                 $ 21,156,340
                                                                   ============

      LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
   Deposits
     Noninterest bearing demand                                    $  2,467,109
     Interest bearing demand                                          3,603,906
     Savings                                                          6,669,098

     Time                                                             1,617,027
                                                                   ------------
                                                                     14,357,140
   Other liabilities                                                     36,974
                                                                   ------------

      TOTAL LIABILITIES                                              14,394,114
                                                                   ------------

STOCKHOLDER'S EQUITY
   Preferred stock, $1 par value; 1,000,000 shares
      authorized; no shares issued and outstanding                         --
   Common stock, $1 par value; 10,000,000 shares
      authorized; 741,260 shares issued and outstanding                 741,260
   Surplus                                                            6,591,578
   Accumulated deficit                                                 (570,612)
                                                                   ------------

      TOTAL STOCKHOLDER'S EQUITY                                      6,762,226
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 21,156,340
                                                                   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        NBG BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                  THREE MONTHS        NINE MONTHS
                                                     ENDED               ENDED
                                               SEPTEMBER 30, 2000  SEPTEMBER 30, 2000
Interest income

    Loans                                           $ 287,518       $   357,720
    Taxable securities                                  3,096             4,893
    Federal funds sold                                 78,179           126,315
    Deposits in other banks                                 0            91,384
                                                    ---------         ---------
          Total interest income                       368,793           580,312

Interest expense

    Deposits                                          119,447           150,296
    Other borrowings                                        0             4,332
                                                    ---------         ---------

          Total interest expense                      119,447           154,628

          Net interest income                         249,346           425,684
Provision for loan losses                              73,675           164,885
                                                    ---------         ---------
          Net interest income
             after provision for loan losses          175,671           260,799
                                                    ---------         ---------

Other income

    Service charges on deposit accounts                 4,355             5,115
    Mortgage origination fees                          28,507            40,677
    Other operating income                              4,855             6,379
                                                    ---------         ---------
          Total other income                           37,717            52,171
                                                    ---------         ---------

Other expenses

    Salaries and employee benefits                    164,275           400,575
    Equipment and occupancy expenses                   53,546           104,501
    Other operating expenses                           73,882           160,478
                                                    ---------         ---------
          Total other expenses                        291,703           665,554
                                                    ---------         ---------

          Loss before income taxes                    (78,315)         (352,584)

Income taxes                                             --                --
                                                    ---------         ---------
          Net loss                                  $ (78,315)        $(352,584)
                                                    =========         =========

Basic and diluted losses per common share           $   (0.11)        $  (0.90)
                                                    =========         =========


Weighted average shares outstanding                   733,177           392,846
  (basic and diluted)

Cash dividends per share of common stock           $      --         $      --



The accompanying notes are an integral part of these financial statements.

                                         NBG BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------

                                                                            Three Months            Nine Months
                                                                                Ended                Ended
                                                                             September 30,        September 30,
                                                                                2000                  2000
                                                                           ------------           ------------
OPERATING ACTIVITIES
    Net loss                                                               $    (78,315)          $   (352,584)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation                                                             24,912                 40,626
        Provision for loan losses                                                73,675                164,885
        Increase in other assets                                                (24,180)              (154,242)
        Increase (decrease) in other liabilities                                 10,812               (151,687)
                                                                           ------------           ------------

              Net cash provided by (used in) operating activities                 6,904               (453,002)
                                                                           ------------           ------------

INVESTING ACTIVITIES
    Purchase of available for sale securities                                      (500)              (206,900)
    Net (increase) decrease in federal funds sold                               820,000             (4,630,000)
    Net increase in loans                                                    (5,786,630)           (13,190,661)
    Purchase of premises and equipment                                          (49,892)            (1,525,173)

              Net cash used in investing activities                          (5,017,022)           (19,552,734)
                                                                           ------------           ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  6,000,274             14,357,140
    Advances on line of credit                                                        0                200,882
    Repayment of line of credit                                                       0               (249,850)
    Proceeds from issuance of common stock                                      242,499              7,332,837
                                                                           ------------           ------------

              Net cash provided by financing activities                       6,242,773             21,641,009
                                                                           ------------           ------------

Net increase in cash                                                          1,232,655              1,635,273

Cash at beginning of period                                                     406,512                  3,894
                                                                           ------------           ------------

Cash at end of period                                                      $  1,639,167           $  1,639,167
                                                                           ============           ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        NBG BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

         NBG Bancorp, Inc. ("the Company") was incorporated as a Georgia corporation on September 23, 1999 to serve as a bank holding company for The National Bank of Georgia. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an offering for sale of a minimum of 610,000 and a maximum of 800,000 shares of the Company's $1.00 par value per share common stock at $10.00 per share. The stock offering ended on September 1, 2000. At the close of the offering and as of September 30, 2000, NBG Bancorp, Inc., has raised $7,412,600 by selling 741,260 shares from the offering. See "Part II, Item 2 - Changes in Securities and Use of Proceeds."

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

         The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.


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

                        NBG BANCORP, INC. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. The Bank and the Company substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2000. However, as the Company and the Bank continue to grow and the loan portfolio increases, these ratios should adjust downward. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of September 30, 2000 are as follows:


                                                              ACTUAL
                                                  --------------------------------
                                                                    THE NATIONAL
                                                    NBG BANCORP,       BANK OF        REGULATORY
                                                        INC.           GEORGIA          MINIMUM
                                                                                      REQUIREMENT
                                                    --------------  --------------  ----------------

         Leverage capital ratios                         37.89 %         37.78 %           4.00 %
         Risk-based capital ratios:
            Tier I capital                               48.62           48.47             4.00
            Total capital                                49.80           49.66             8.00

FINANCIAL CONDITION

Total assets at September 30, 2000, were $21,156,340. During the nine and three month periods ended September 30, 2000, the company originated $13,190,661 and $5,786,630 in loans, respectively. Funding for these loans was provided by new deposits totaling $14,357,140 and $6,000,274 for the nine and three month periods ended September 30, 2000, respectively. As required, the Company also purchased stock in The Federal Reserve Bank totaling $206,400. The Federal Reserve Bank stock is being classified as available for sale and is being carried at original cost due to no readily determinable fair value. In addition, the Company joined the Federal Home Loan Bank and purchased $500 of stock in the bank. The Federal Home Loan bank stock is also being classified as available for sale and is being carried at original cost due to no readily determinable fair value.

Funds raised in excess of loan and other operational demands are held primarily in overnight Federal funds sold. As of September 30, 2000, the Company had $4,630,000 in overnight Federal funds sold. The Company expects to begin purchasing investment securities other than overnight federal funds sold as its loan growth stabilizes and opportunities appropriate to the Company's overall asset and liability strategies and goals present themselves. Management expects continued strong growth in assets and liabilities during the remainder of the year. The company's growth rates are a result of the newness of the bank. Management monitors its growth in all categories to maintain a proper mix of types, maturities, and interest rates. Management believes that its current capital level is adequate to maintain the current growth of the Company.

As of September 30, 2000 the Company had an investment in premises and equipment
totaling  $1,495,772.   The  Company  does  not  anticipate  any  further  major
investments in premises and equipment during the remainder of fiscal year 2000.

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

Net losses for the three and nine month periods ended September 30, 2000 were ($78,315) and ($352,584), respectively. Net interest income for the three and nine months ended September 30, 2000, was $249,346 and $425,684, respectively, which resulted in a net interest margin for the three and nine month periods ended September 30, 2000 of 6.29% and 6.47%, respectively. Included in interest income for the three and nine month periods ended September 30, 2000 was $91,384 earned from deposits in other banks. This amount represents the interest earned on stock subscription funds held in escrow during the escrow period. The interest was not considered earned by the Company until the funds were released from escrow on May 2, 2000.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. These charges are at a level that management determines is adequate based on the makeup of the loan portfolio and current economic considerations. The provision for loan losses was $73,675 and $164,885 for the three and nine month periods ended September 30, 2000, respectively, which resulted in the Company's allowance for loan losses as a percentage of total loans being 1.25% as of September 30, 2000. As of September 30, 2000, no loans had been charged off by the Company. In addition, there were no loans past due greater than thirty days and no loans had been placed on nonaccrual status or restructured.

Non-interest income totaled $37,717 and $52,171 for the three and nine months ended September 30, 2000, respectively. This included $4,355 in service charges on deposits, $28,507 in mortgage origination fees and $4,855 in other operating income for the three months ended September 30, 2000. In comparison, this included $5,115 in service charges on deposits, $40,677 in mortgage origination fees and $6,379 in other operating income for the nine months ended September 30, 2000.

Total non-interest expense was $291,703 for the three months ended September 30, 2000 and $665,554 for the nine months ended September 30, 2000. Certain areas of non-interest expense were higher than normal and resulted from normal startup costs incurred during the organization stage of the Company. Total pre-opening expenses accumulated during the organizational period from June 1, 1999 to May 7, 2000 were $428,705 and consisted primarily of salaries, consulting and legal fees connected with the formation of the company and equipment and occupancy expenses. Non-interest expense should stabilize during the remainder of this year.


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

The Company will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued as of September 30, 2000, because of the operational losses incurred to date.

The Company was still in its organizational stage as of September 30, 1999. The organizational stage commenced on June 1, 1999 and as of September 30, 1999, organizational expenses of $122,610 had been incurred. The organizational expenses incurred through September 30, 1999 consisted primarily of the following:

         Salaries and Wages                         $94,153
         Filing and Application Fees                 10,339
         Equipment and occupancy expenses            12,357

Salaries and wages include the accrual of payments due under employment contracts with the Bank's senior officers for services rendered during the organizational phase of the Company. The accruals amounted to $80,000 as of September 30, 1999. The organizational expenses through September 30, 1999 were funded with a $250,000 line of credit at a commercial bank. As of September 30, 1999, the line of credit had a balance of $38,000.

Therefore, statements of operations and cash flows for the three and nine month periods ended September 30, 1999 and a comparative analysis to September 30, 2000 are not presented.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


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

On March 5, 2000, the Company's board of directors voted to extend the offering for a 90-day period ending June 3, 2000, and on May 15, 2000, the Company's board of directors voted again to extend the stock offering for another 90-day period ending September 1, 2000. As of May 15, 2000, the minimum share purchase was reduced to 200 shares of the company's stock. Prior to May 2, 2000, all subscription funds tendered were deposited in an interest-bearing escrow account with Georgia First Bank, N.A., Gainesville, Georgia (the "Escrow Agent") pending completion of certain conditions of the offering.

As of May 2, 2000, the minimum number of shares to be sold in the Offering had been attained. Accordingly, on May 2, 2000, the Escrow Agent released the subscription funds to The National Bank of Georgia. Since May 2, 2000, all subscription funds tendered have been deposited directly with the Company and have been made immediately available for use by the Company. The stock offering ended on September 1, 2000. At the close of the offering and as of September 30, 2000, NBG Bancorp, Inc., raised $7,412,600 by selling 741,260 shares from the offering.

The Company used $6,878,600 of the net proceeds of the offering on May 2, 2000 to capitalize The National Bank of Georgia. In return, The National Bank of Georgia issued all of its common stock to the Company, and the Company became the Bank's sole shareholder. The Company subsequently injected an additional $434,000 of additional offering proceeds into the Bank. The Company is using the remaining net proceeds of the offering for working capital purposes.


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




                                        NBG BANCORP, INC.
                                        (REGISTRANT)
                                        ------------------------------





Date:  November 14, 2000                 /s/ William S. Huggins
       -----------------                -----------------------------
                                        William S. Huggins
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date:   November 24, 2000                  /s/ Michael R. Carson
        -----------------                ----------------------------
                                        Michael R. Carson
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)