Form 10KSB40
period 2000-12-31
NBG BANCORP INC
filed 2001-03-23
CIK 1095588

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   ----------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                          Commission File No. 333-87763

                                NBG BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Georgia                                58-2499542
     -----------------------          ---------------------------------------
    (State of Incorporation)          (I.R.S. Employer Identification Number)


                  2234 West Broad Street
                      Athens, Georgia                           30604
         ----------------------------------------             ---------
         (Address of Principal Executive Offices)             (Zip Code)



                                 (706) 355-3122
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:


        Title of Each Class                Name of Exchange on Which Registered
        -------------------                -----------------------------------
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

                        Yes |X|        No |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year were $1,209,601.

         The aggregate market value of the common stock held by non-affiliates of the issuer on March 16, 2001 was $3,687,600. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the fair market value of the Common Stock of the issuer based on recent sales of the Common Stock. For the purpose of this response, directors, officers and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be "affiliates" of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of March 16, 2001, there were 741,260 shares of the issuer's common stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                              Yes |_|   No |X|

================================================================================

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements made by NBG Bancorp, Inc. (the "Company"), The National Bank of Georgia (the "Bank"), or the officers, directors or employees of the Company and the Bank, may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. When we use in this Report words like "anticipate," "believe," "expect," "estimate" and similar expressions, you should consider them as identifying forward-looking statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ significantly from those expressed or implied by the forward-looking statements. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, (i) increased competition with other financial institutions, (ii) lack of sustained growth in the economy in Athens and Oconee County, Georgia, (iii) rapid fluctuations in interest rates, (iv) the inability of the Company and the Bank to maintain regulatory capital standards, and (v) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

         References in this Report to "we," "us," and "our" collectively refer to NBG Bancorp, Inc. and The National Bank of Georgia.

GENERAL

         NBG BANCORP, INC. The Company was incorporated as a Georgia corporation on September 23, 1999 to serve as a bank holding company for the Bank. In a public offering conducted during 1999 and 2000, the Company sold and issued an aggregate of 741,260 shares of common stock, par value $1.00 per share, at $10.00 per share. With the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "Georgia Department"), the Company purchased 100% of the Bank's common stock by injecting approximately $6,878,600 of the net proceeds from the offering into the Bank's capital accounts on May 2, 2000. Accordingly, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and the Financial Institutions Code of Georgia (the "FICG"). The Company subsequently injected an additional $434,000 of additional offering proceeds into the Bank.

         The Company has been organized to make it easier for the Bank to serve its future customers requirements for financial services. The holding company structure will provide flexibility for expanding the Bank's banking business by possibly acquiring other financial institutions and providing additional capital and banking-related services. A holding company structure will make it easier for the Company to raise capital for the Bank because the Company will be able to issue securities without the need for prior banking regulatory approval and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

         At December 31, 2000, the assets of the Company consisted primarily of its ownership of the capital stock of the Bank.

         The Company's executive office is located at the Bank's facilities, 2234 West Broad Street, Athens, Georgia, and its telephone number at such location is (706) 355-3122. See "Item 2. Description of Properties."

BUSINESS OF THE BANK

         The Bank was organized as a national bank to conduct a commercial banking business from Athens, Georgia. The Bank's primary federal regulator is the Office of the Comptroller of the Currency (the "OCC") and the Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank commenced operations on May 8, 2000. The Bank was formed to meet the banking needs of individuals and small-to medium-sized business.

         The Bank performs banking services customary for full service banks of similar size and character. Such services include making real estate loans, commercial loans and customer loans, providing other banking services such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, savings accounts, and a variety of certificates of deposit and IRA accounts.

LENDING SERVICES

         LENDING POLICY. The Bank was established to generally support the Athens and Oconee County area. Consequently, the Bank aggressively lends money to creditworthy borrowers within this limited geographic area. The Bank emphasizes both commercial loans to small- and medium-sized businesses and professional concerns as well as real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. To a lesser extent, the Bank also makes consumer loans.

         To address the risks inherent in making loans, the Bank maintains an allowance for loan losses based on, among other things, an evaluation of the Bank's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, the Bank's management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provide an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of the allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the Bank's regulatory agencies.

         LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, either an officer with a higher lending limit or the Bank's Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its Board of Directors approves the loan, the terms of the loan are no more favorable than would be available to any other applicant with similar credit factors not affiliated with the Bank, and the loan otherwise complies with applicable law.

         LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either: (i) 15% of the Bank's capital and surplus, or (ii) 25% of its capital and surplus if the excess over 15% is within federal guidelines, which provide an exception to the 15% limit for some types of secured debt. The Bank has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The Bank may sell participations in its loans to other financial institutions in order to meet all of the lending needs of loan customers.

         CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the services and retail market segments. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

         With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. The Bank also faces additional credit risks to the extent that it engages in adjustable rate mortgage loans. In the case of an adjustable rate mortgage, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including adjustable rate mortgages, is also generally affected by the prevailing level of interest rates.

         The risks associated with commercial loans vary with many economic factors, including the economy in the Athens and Oconee County area. The well established financial institutions in the Athens and Oconee County area are likely to make proportionately more loans to large-sized businesses than the Bank will make. Many of the Bank's commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

         REAL ESTATE LOANS. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include some commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. As of December 31, 2000, real estate loans comprised 82.7% of the Bank's loan portfolio.

         o COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank may require personal guarantees from the principal owners of the property supported by a review by the Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank attempts to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. The Bank competes for real estate loans with competitors that are well established in its primary service area.

         o CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal generally will not exceed 80%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

         o RESIDENTIAL REAL ESTATE. The Bank's residential real estate loans consist of residential first and second mortgage loans and residential construction loans. The Bank offers fixed and variable rates on our mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans are made consistent with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 95%. We believe these loan to value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The Bank has opened a mortgage department, which will allow it to originate long term mortgages to be sold on the secondary market. The Bank attempts to limit interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before funding the loan.

         COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are also one of the primary components of the Bank's loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally are secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability both to evaluate properly changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to such changes are significant factors in a commercial borrower's creditworthiness. As of December 31, 2000, commercial loans comprised 12.3% of the Bank's loan portfolio.

         CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers the loan should be amortized over the useful life of the asset. The borrower is generally required to be employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all of these factors on the ability of the borrower to make future payments as agreed. We believe that the principal competitors for consumer loans are the established banks in the Athens and Oconee County area. As of December 31, 2000, consumer loans comprised 5.0% of the Bank's loan portfolio.

INVESTMENTS

         In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Asset and Liability Management Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by the Board of Directors.

ASSET AND LIABILITY MANAGEMENT

         Our Asset and Liability Management Committee manages the Bank's assets and liabilities and strives to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

DEPOSIT SERVICES

         The Bank offers a variety of deposit programs to individuals, and small-to medium-sized business and other organizations. The Bank offers checking accounts, money market accounts, savings accounts, certificates of deposit, retirement accounts and other deposit services. The primary sources of deposits are residents of, and businesses and their employees located in, the Athens and Oconee County area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING SERVICES

         Other bank services include cash management services, safe-deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank has become associated with a shared network of automated teller machines that its customers are able to use throughout Georgia and other regions. The Bank may offer annuities, mutual funds and other financial services through a third party that has not yet been chosen. The Bank also offers Mastercard(R) and VISA(R) credit card services through a correspondent bank as an agent for the Bank. The Bank will not exercise trust powers during its early years of operation. It may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

         The Bank also offers its targeted commercial customers a courier service that picks up non-cash deposits from the customer's place of business and delivers them to the Bank. We believe that this is an important service for our customers because the Bank has only one location.

EMPLOYEES

         As of December 31, 2000, the Bank had ten full-time employees and one part-time employee. The Company does not have any employees who are not also employees of the Bank.

MARKET AREA

         The Bank's primary service area is the approximate ten mile radius surrounding its main office, which is located at 2234 West Broad Street in Athens, Georgia. The primary service area represents a geographic area that includes the City of Athens, Clarke County, and the northeastern portion of Oconee County. Athens is served by several major thoroughfares, including U.S. Highways 29 and 129. Athens is located approximately 65 miles northeast of Atlanta.

         The estimated populations for Clarke and Oconee Counties in 1998 were 92,281 and 24, 274, respectively. According to The University of Georgia's Selig Center for Economic Growth (the "Selig Center"), from 1993 through 1997 Clarke County's population grew at an annual growth rate of 0.8% while Oconee County's population grew at an annual growth rate of 4.7%. Clarke County's annual growth rate is projected to increase to 1.4% through 2003, while Oconee County's annual growth rate is projected at 4.5%. The number of households within the Athens MSA has increased from 38,583 in 1980 to nearly 51,000 in 1990.

COMPETITION

         The banking business is highly competitive. The Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. Clarke County is served by at least 12 insured financial institutions operating a total of 40 retail branches as of June 30, 2000, the latest date for which information is available. In Oconee County, as of June 30, 2000, there were at least six insured financial institutions operating a total of ten retail branches. A number of these competitors are well established in the Company's primary service area.

         Some of the Bank's competitors have substantially greater resources and lending limits than the Bank has, and some competitors provide other services - such as extensive and established branch networks and trust services - that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers, thus decreasing its net interest margin.

SUPERVISION AND REGULATION

         The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to the Company and the Bank.

General

         The  Company is a bank  holding  company  registered  with the  Federal
Reserve under the Bank Holding Company Act. As a result, the Company and any future non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         o it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the bank's voting shares;

         o it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of any bank; or

         o it may merge or consolidate with any other bank holding company.

         The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to specified deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

         The Bank Holding Company Act generally prohibits bank holding companies from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Federal Reserve determines to be closely related to banking or managing or controlling banks. The Gramm-Leach-Bliley Act has added additional financial related activities that may be conducted by a bank holding company that qualifies as a financial holding company. See "- Gramm-Leach-Bliley Act" below.

         In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

         The Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is subject to numerous state and federal statutes and regulations that will affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

         The OCC regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

GRAMM-LEACH-BLILEY ACT

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company is permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting securities and limited merchant banking activities.

         To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. Presently, we have no plans to become a financial holding company.

         Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Gramm-Leach-Bliley Act to materially affect our initial products, services or other business activities. To the extent the Gramm-Leach-Bliley Act allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition we face from larger financial institutions and other companies offering financial products and services, many of which have substantially more financial resources.

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, the Bank to cease and desist from the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "- Prompt Corrective Action."

         The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the OCC, in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or "Tier 1 Capital." The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or "Tier 2 Capital."

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 1.0% to 2.0%. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for the Company, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "- Prompt Corrective Action."

SUPPORT OF SUBSIDIARY INSTITUTIONS

         Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may test an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

FDIC INSURANCE ASSESSMENTS

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

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT

         The Bank is subject to the provisions of the Community Reinvestment Act, which requires the OCC, in connection with its regular examination of a bank, to assess the Bank's record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

         Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institution's with assets of less than $250 million. The regulations contain the following three evaluation tests:

         o A lending test, which compares the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

         o A service test, which evaluates the provision of services that promote the availability of credit to low- and moderate-income areas; and

         o An investment test, which evaluates the institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

         Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community investment record. In addition to public disclosure of an institution's CRA assessment, regulatory authorities are required to consider an institution's CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         o        A bank's loans or extensions of credit to affiliates;

         o        A bank's investment in affiliates;

         o Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

         o The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         o A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.


         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10.0% of a bank's capital and surplus and, as to all affiliates combined, to 20.0% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

         We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

MONETARY POLICY

      The earnings of the Bank, as well the Company, are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.


ITEM 2.  PROPERTIES

         The Company's executive office is located at the Bank's office facilities, 2234 West Broad Street, Athens, Georgia. The facility consists of approximately 3,000 square feet and includes one vault, three offices, a loan operations area, five teller stations, three drive-in windows and one automated teller machine. The Bank owns in fee simple with no major encumbrances the real property on which its office facilities are located.

         The Bank leases additional office space for operational activities at Executive Office Park, 2500 West Broad Street, Suite 207, Athens, Georgia 30606. The lease for the office space was entered into on April 1, 2000, for a one-year term to end March 31, 2001. The office space consists of 906 square feet and was leased at an annual rate of $13.50 per square foot. The Bank expects to renew this lease for an additional one-year term to begin April 1, 2001 at a rate of $14.00 per square foot.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this Report, there were no material legal proceedings to which we, or any of our properties, were subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.       MARKET INFORMATION

         (i) Market for Common Equity. There is no established trading market for the Company's common stock, and an active public trading market is not expected to develop in the near future.

         (ii)     Holders of Common Stock.

         As of March 9, 2001, there were 196 record holders of the common stock of the Company.

         (iii)    Dividends.

         To date, the Company has not paid any dividends on its common stock. The Company initially has no source of income other than dividends that the Bank pays to it. The Company's ability to pay dividends to its shareholders will therefore depend on the Bank's ability to pay dividends to the Company. In the future, the Company may begin income-producing operations independent from those of the Bank, which may provide another source of income from which the Company could pay dividends to you. However, we can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

         Bank holding companies and national banks are both subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need for the Company and the Bank to retain and build capital, the Boards of Directors of the Company and the Bank plan to reinvest earnings for the period of time necessary to support successful operations. As a result, the Company does not plan to pay dividends until it recovers any losses incurred and becomes profitable, and its future dividend policy will depend on the earnings, capital requirements and financial condition of the Company and the Bank and on other factors that the Company's Board of Directors considers relevant.

         Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of the Company or the Bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See "Supervision and Regulation - Payment of Dividends."

         B.       USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

         On December 6, 1999, the Company commenced an initial public offering of a minimum of 610,000 shares and a maximum of 800,000 shares of its common stock at an offering price of $10.00 per share. The shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-87763). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on December 6, 1999.

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

         As of May 2, 2000, the minimum number of shares to be sold in the offering had been attained. Accordingly, on May 2, 2000, the Escrow Agent released the subscription funds to the Bank. Since May 2, 2000, all subscription funds tendered have been deposited directly with the Company and have been made immediately available for use by the Company. The stock offering ended on September 1, 2000. At the close of the offering, the Company had raised $7,412,600 by selling 741,260 shares from the offering.

         The Company used $6,878,600 of the net proceeds of the offering on May 2, 2000 to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the Bank's sole shareholder. The Company subsequently injected an additional $434,000 of additional offering proceeds into the Bank. The Company is using the remaining net proceeds of the offering for working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of our financial condition and the financial condition of our subsidiary, the Bank, at December 31, 2000 and 1999 and the results of operations for the year ended December 31, 2000 and for the period from June 1, 1999, date of inception, to December 31, 1999. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

OVERVIEW

         Our 2000 results were highlighted by the successful completion of our common stock offering and the commencement of banking operations on May 8, 2000. We believe the Company's capital base will allow for substantial growth in 2001.

Financial Condition at December 31, 2000 and 1999

         The following is a summary of our balance sheets for the periods indicated:
                                            December 31,

                                         1999         2000
                                         ----         ----

                                      (Dollars in Thousands)

Cash and due from banks               $ 3,232        $     4
Restricted cash                          --              680
Federal funds sold                      5,020           --
Securities available for sale             207           --
Loans, net                             17,484           --
Premises and equipment                  1,558             11
Other assets                              165              5
                                      -------        -------

                                      $27,666        $   700
                                      =======        =======

Total deposits                        $20,857        $  --
Line of credit                           --               49
Subscribers' deposits                    --              680
Other liabilities                          52            189
Stockholders' equity (deficit)          6,757           (218)
                                      -------        -------

                                      $27,666        $   700
                                      =======        =======

FINANCIAL CONDITION AT DECEMBER 31, 2000 AND 1999

          As of December 31, 2000, we had total assets of $27.7 million. We raised $7.4 million from the sale of common stock and have received $20.9 million in deposits since the commencement of banking operations on May 8, 2000. We have invested the proceeds from the stock sale and deposit growth in Federal funds sold ($5.0 million), equity securities ($207,000), loans ($17.7 million), and premises and equipment ($1.6 million). We have also repaid debt incurred during the organizational period of $250,000. We expect that loan and deposit growth will be significant during the coming year, which is not uncommon for de novo banks. We were in the initial stages of our common stock offering as of December 31, 1999.

          Our investment portfolio, consisting solely of equity investments in the Federal Reserve Bank and Federal Home Loan Bank, amounted to $207,000 at December 31, 2000.

          We have approximately 83% of our loan portfolio collateralized by real estate located in our primary market area of Clarke County, Georgia and surrounding counties. Our real estate mortgages and construction portfolio consists of loans collateralized by one- to four-family residential properties
(47%), construction loans to build one- to four-family residential properties (11%), and nonresidential properties consisting primarily of small business commercial properties (42%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

              One- to four-family residential properties                85%
              Construction loans on one- to four-family
                 residential properties                                 80%
              Nonresidential property                                   80%

         The remaining 17% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the general economy.

         We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by restricting loan relationships that exceed 15% of the Bank's unimpaired capital and surplus, as defined by the OCC.

LIQUIDITY AND CAPITAL RESOURCES

         The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

         Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

         At December 31, 2000, we had loan commitments outstanding of $3.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2000, we had arrangements with one commercial bank for short-term advances of $1,500,000.

         At December 31, 2000, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders' equity increased during 2000 due to the proceeds from the sale of common stock of approximately $7.4 million offset by stock offering costs of $80,000 and a net loss of $358,000.

         In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's primary regulatory agency, the OCC. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

         The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Company and the Bank as of December 31, 2000 are as follows:

                                                            Actual
                                             --------------------------------------
                                                   NBG              The National          Regulatory
                                              Bancorp, Inc.       Bank of Georgia        Requirements
                                             -----------------    -----------------    -----------------
         Leverage capital ratios                   28.38%               28.28%                5.00%
         Risk-based capital ratios
              Core capital                         38.48                38.35                 6.00
              Total capital                        39.73                39.60                10.00


         These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

         At December 31, 2000, we had no material commitments for capital expenditures.

         We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

         Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

         The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."


Results of Operations  For The Year Ended December 31, 2000 and Period from
June 1, 1999, Date of Inception, to December 31, 1999
--------------------------------------------------------------------------------

          The following is a summary of our operations for the periods indicated.

                                             Year Ended          Period Ended
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------
                                                    (Dollars in Thousands)

Interest income                             $ 1,089                $  --

Interest expense                                352                      1
                                            -------                -------

Net interest income (expense)                   737                     (1)

Provision for loan losses                       218                   --

Other income                                    120                   --

Other expenses                                  997                    217
                                            -------                -------

Pretax loss                                    (358)                  (218)

Income taxes                                   --                     --
                                            -------                -------

Net loss                                    $  (358)               $  (218)
                                            =======                =======

         We commenced our banking operations on May 8, 2000. Prior to the commencement, we were engaged in activities involving the formation of the Company, selling the common stock, and obtaining necessary regulatory approvals. We incurred operating losses totaling $429,000 during the organizational period ($218,000 in 1999 and $211,000 in 2000). We incurred total organizational and stock issue costs of $509,000, of which $80,000 has been recorded as a reduction in capital surplus and $429,000 was expensed as incurred in accordance with generally accepted accounting principles. Through the end of the year 2000, we had incurred additional operating losses of $147,000.

         Operations during 1999 consisted primarily of our organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. The organizational expenses incurred through December 31, 1999 consisted primarily of the following:

                  Salaries and wages                              $   174,000
                  Filing and application fees                           9,000
                  Equipment and occupancy expenses                     23,000

         Salaries and wages include the accrual of payments due under employment contracts with the Bank's senior officers for services rendered during the organizational phase of the Company. The accruals amounted to $158,000 as of December 31, 1999. The organizational expenses through December 31, 1999 were funded with a

$250,000 line of credit at a commercial bank. As of December 31, 1999, the line of credit had a balance of $49,000. The line of credit accrued interest at the lender's prime rate less 1.00%, or 7.50% at December 31, 1999. Interest was payable at maturity and the line of credit matured on May 23, 2000.

Net Interest Income
-------------------

         Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

         The net yield on average interest-earning assets during the operational period from May 8, 2000 to December 31, 2000 was 6.15%. Average loans were $7.3 million, average securities were $134,000, and average Federal funds sold were $3.2 million. Average interest-bearing liabilities were $6.2 million. The rate earned on average interest-earning assets was 9.44%. The rate paid on average interest-bearing liabilities was 5.62%.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $218,000 in 2000. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers past due and classified loans, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2000, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.23%.

Other Income
------------

         Other operating income consists of service charges on deposit accounts, mortgage origination fees, and other miscellaneous revenues and fees. Other operating income was $120,000 in 2000.

Non-interest Expense
--------------------

         Other operating expense for the year ended December 31, 2000 consists of salaries and employee benefits ($602,000), equipment and occupancy expenses ($158,000), and other operating expenses ($237,000).

Income Tax
----------

         We had no income tax expense due to a pre-tax operating loss of $358,000. At December 31, 2000, we have available net operating loss carryforwards of approximately $316,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2020.

Asset/Liability Management
--------------------------

         Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

         Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-
sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

         Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

         At December 31, 2000, our cumulative one year interest rate-sensitivity gap ratio was 104%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

                                                 After Three         After One
                                 Within           Months but          Year but             After
                                 Three            Within One        Within Five             Five
                                 Months              Year              Years               Years              Total
                             ---------------    ---------------    ---------------     ---------------    ---------------
                                                               (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold        $     5,020        $        --        $        --         $        --        $     5,020
   Securities                        207                 --                 --                  --                207
   Loans                           4,789              4,393              7,850                 670             17,702
                             -----------        -----------        -----------         -----------        -----------

                                  10,016              4,393              7,850                 670             22,929
                             -----------        -----------        -----------         -----------        -----------

Interest-bearing
liabilities:
   Interest-bearing demand
      deposits                     5,245                 --                 --                  --              5,245
   Savings                         2,827                 --                 --                  --              2,827
   Certificates, less than
      $100,000                        12              3,784              2,217                  --              6,013
   Certificates, $100,000
      and over                        --              1,973                937                  --              2,910
                             -----------        -----------        -----------         -----------        -----------

                                   8,048              5,757              3,154                  --             16,995
                             -----------        -----------        -----------         -----------        -----------

Interest rate sensitivity
   gap                       $     1,932        $    (1,364)       $     4,696         $       670        $     5,934
                             ===========        ===========        ===========         ===========        ===========
Cumulative interest rate
   sensitivity gap           $     1,932        $       568        $     5,264         $     5,934
                             ===========        ===========        ===========         ===========
Interest rate sensitivity
   gap ratio                        1.24               0.76               2.49                  --
                             ===========        ===========        ===========         ===========

Cumulative interest rate
   sensitivity gap ratio            1.24               1.04              1.31                  .35
                             ===========        ===========        ==========          ===========



               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

         The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and shareholders' equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              SHAREHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

         The condensed average balance sheet for the period indicated is presented below. (1)

                                                             From May 8, 2000,
                                                     Date of Commencement of Operations,
                                                            to December 31, 2000
                                                            --------------------
                                                           (Dollars in Thousands)
               ASSETS

 Cash and due from banks                                        $       576
 Taxable securities                                                     134
 Federal funds sold                                                   3,159
 Loans (2)                                                            7,277
 Allowance for loan losses                                              (82)
 Other assets                                                         1,062
                                                                    -------
                                                                $    12,126

 Total interest-earning assets                                  $    10,570
                                                                     ======

      LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
      Noninterest-bearing demand                                $     1,533
      Interest-bearing demand                                         3,376
      Savings                                                         1,482
      Time                                                            1,332
                                                                    -------
               Total deposits                                   $     7,723

      Other liabilities                                                  29
                                                                    -------
               Total liabilities                                      7,752
      Stockholders' equity                                            4,374
                                                                    -------
                                                                $    12,126

      Total interest-bearing liabilities                        $     6,190
                                                                    =======

----------
(1)       Average  balances were  determined  using the daily  average  balances
          during  the  period  from  May  8,  2000,   date  of  commencement  of
          operations, to December 31, 2000, for each category.

(2)       There were no nonaccrual loans included in average loans.

INTEREST INCOME AND INTEREST EXPENSE

         The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of our banking operations.

                                                                                  Year Ended December 31, 2000
                                                                                                          Average
                                                                              Interest                     Rate
                                                                              --------                     ----
                                                                                    (Dollars in Thousands)
     INTEREST INCOME:
          Interest and fees on loans (1)                                     $       775                  10.65%
          Interest on taxable securities                                               8                   5.97
          Interest on Federal funds sold                                             215                   6.81
          Interest earned during the period prior to
            commencement of banking operations                                        91                      -
                                                                                 -------
          Total interest income                                              $     1,089                   9.44
                                                                                 -------

     INTEREST EXPENSE:
          Interest on interest-bearing
            demand deposits                                                  $       173                   5.12
          Interest on savings deposits                                                83                   5.60
          Interest on time deposits                                                   92                   6.91
          Interest incurred during the period prior to
            commencement of banking operations                                         4                      -
                                                                                --------
          Total interest expense                                                     352                   5.62
                                                                                --------

     NET INTEREST INCOME  $                                                  $       737
                                                                                ========

          Net interest spread                                                                              3.82%
                                                                                                         ======
          Net yield on average interest-earning assets                                                     6.15%
                                                                                                         ======

(1) Interest and fees on loans includes $93,000 of loan fee income for the year ended December 31, 2000. There was no interest income recognized on nonaccrual loans during 2000.


RATE AND VOLUME ANALYSIS

         Because we commenced our banking operations in 2000, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

                              INVESTMENT PORTFOLIO

Types of Investments

         The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:


                                                                                     December 31, 2000
                                                                                     -----------------
                                                                                  (Dollars in Thousands)
                   Equity securities:
                          Federal Reserve Bank                                            $     206
                          Federal Home Loan Bank                                                  1
                                                                                              -----
                                                                                                207

MATURITIES

         Equity securities have no contractual maturity.


                                 LOAN PORTFOLIO

TYPES OF LOANS

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.


                                                                                  December 31, 2000
                                                                                  -----------------
                                                                               (Dollars in Thousands)
     Commercial                                                                     $      2,175
     Real estate-construction                                                              1,568
     Real estate-mortgage                                                                 13,073
     Consumer installment loans and other                                                    886
                                                                                        --------
                                                                                          17,702
     Less allowance for loan losses                                                         (218)
                                                                                        --------
                   Net loans                                                        $     17,484
                                                                                        ========

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Total loans as of December 31, 2000 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                                          (Dollars in Thousands)
     Commercial
          One year or less                                        $ 1,267
          After one year through five years                           518
          After five years                                            390
                                                                  -------
                                                                    2,175
     Construction
          One year or less                                          1,568
          After one year through five years                          --
          After five years                                           --
                                                                  -------
                                                                    1,568
     Other
          One year or less                                          3,227
          After one year through five years                        10,062
          After five years                                            670
                                                                  -------
                                                                   13,959

                                                                  $17,702

The following table summarizes loans at December 31, 2000 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                          (Dollars in Thousands)

          Predetermined interest rates                        $     8,520
          Floating or adjustable interest rates                     3,120
                                                                  -------
                                                              $    11,640

RISK ELEMENTS

         Information with respect to nonaccrual, past due, and restructured loans at December 31, 2000 is as follows:

                                                                                  December 31, 2000
                                                                               (Dollars in Thousands)

     Nonaccrual loans                                                               $        0
     Loans contractually past due ninety days or more
          as to interest or principal payments and still accruing                            0
     Restructured loans                                                                      0
     Loans, now current about which there are serious
          doubts as to the ability of the borrower to comply
          with loan repayment terms                                                          0
     Interest income that would have been recorded on
          nonaccrual and restructured loans under original terms                             0
     Interest income that was recorded on nonaccrual and
          restructured loans                                                                 0


         It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, or the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

         Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

         The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                   2000
                                                                   ----
                                                          (Dollars in Thousands)

     Average amount of loans outstanding
          (since May 8, 2000)                                    $7,277
                                                                 ======

     Balance of allowance for loan losses
          at beginning of period                                 $ --
                                                                 ------

     Loans charged off                                             --
                                                                 ------

     Loans recovered                                               --
                                                                 ------

     Net charge-offs                                               --
                                                                 ------

     Additions to allowance charged to operating
          expense during period                                     218
                                                                 ------

     Balance of allowance for loan losses
          at end of period                                       $  218
                                                                 ======

     Ratio of net loans charged off during the
     period to average loans outstanding                              -%
                                                                 ======

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

         As of December 31, 2000, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                                            December 31, 2000
                                                                                            Percent of loans in
                                                                                               each category
                                                                    Amount                    to total loans
                                                                    ------                    --------------
                                                            (Dollars in Thousands)
Commercial                                                      $        65                           12.29%
Real estate - construction                                               87                            8.86
Real estate - mortgage                                                   44                           73.85
Consumer installment and other                                           22                            5.00
                                                                       ----                          ------
                                                                $       218                          100.00%
                                                                        ===                          ======

                                    DEPOSITS

         Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)

                                                                            2000
                                                               ----------------------------
                                                               Amount                Percent
                                                               ------                -------
                                                                      (Dollars in Thousands)
     Noninterest-bearing demand deposits                  $     1,533                   --%
     Interest-bearing demand deposits                           3,376                 5.12
     Savings deposits                                           1,482                 5.60
     Time deposits                                              1,332                 6.91
                                                                -----
              Total deposits                              $     7,723
                                                                =====
----------
(1)       Average  balances were  determined  using the daily  average  balances during the year for the period from May 8, 2000,  date of commencement of operations, to December 31, 2000.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000 are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through six months, (iii) over six through twelve months, and (iv) over twelve months.
                                                          (Dollars in Thousands)

     Three months or less                                       $          -
     Over three months through six months                                102
     Over six months through twelve months                             1,871
     Over twelve months                                                  937
                                                                      ------
              Total                                             $      2,910
                                                                       =====


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the year indicated is presented below.

                                                                      2000
                                                                      ----

     Return on assets (1)                                           (2.95)%
     Return on equity (2)                                           (8.18)
     Dividend payout ratio (3)                                       -
     Equity to assets ratio (4)                                     36.07

----------
(1)      Net loss divided by average total assets.
(2)      Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)      Average common equity divided by average total assets.


ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this Item.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Each person listed below has been a director of the Company since September 23, 1999. Directors of the Company serve staggered terms, which means that one-third of the directors are elected each year at the Company's annual meeting of shareholders. The initial term of the Class I directors expired in 2000. Each Class I director was elected to serve an additional three year term that will expire in 2003. The initial term of the Class II directors expires in 2001, and the initial term of the Class III directors expires in 2002. Thereafter, each director will serve for a term of three years. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

         Each person listed below is also a director of the Bank. Each of the Bank's directors serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by its Board of Directors and will hold office at the will of the Board of Directors.

CLASS I DIRECTORS (TERMS EXPIRING IN 2003)

         John H. Barrett, age 46, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Barrett has been in the construction and development business in the Southeast and in the Athens area since 1974. Mr. Barrett is the founder of Barrett Properties, Inc., a property management company that manages his family's real estate interests, including approximately 1,500 rental units in the Southeast, a large number of which are located in Athens.

         Jack L. Barton, age 46 has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Barton is the majority owner of Lintel, Inc., a holding company for Hart Telephone Company of Hartwell, Georgia. He has been employed by the company since 1976 and currently serves as its Chief Executive Officer.

         Robert E. Burton, age 52, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Burton is the co-founder of Flowers, Inc., a wholesaler of balloons and gift items, and has been the company's Chief Executive Officer since 1971. Mr. Burton is also active in several real estate investment partnerships.

         Michael R. Carson, age 40, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Carson also serves as the Executive Vice President-Operations of the Company and the Bank. Prior to joining the Bank, Mr. Carson served as Senior Vice President and Chief Financial Officer of The Georgia National Bank, a position he held from 1989 to 1999. Mr. Carson has also served as an instructor in bank operations for the Community Bankers Association of Georgia for the last seven years.


CLASS II DIRECTORS (TERMS EXPIRING IN 2001)

         Michael S. Gautreaux, age 51, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Gautreaux has been the co-owner of Athens Insurers, an insurance agency selling a wide range of insurance products to large and small businesses and individuals since 1974.

         Ronald L. Hill, age 48, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Hill has owned and operated two automobile dealerships in Athens, University Motors, Inc., a Ford and Mazda dealership, and University Automotive, Inc., a Lincoln, Mercury and Jeep dealership since 1994.


         William S. Huggins, age 53, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Huggins also serves as President and Chief Executive Officer of the Company and the Bank. Prior to joining the Bank, Mr. Huggins served as President and Chief Executive Officer and a director of The Georgia National Bank from 1993 to 1999.

         Henry D. Joiner, age 49, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Joiner is a real estate broker with Joiner and Associates, an Athens real estate company he has owned since 1996. Prior to 1996, Mr. Joiner owned ReMax Associates, an Athens real estate company, and Athena Management Company, a real estate management company based in Athens.


CLASS III DIRECTORS (TERMS EXPIRING IN 2002)

         Thomas Z. Lanier, III, age 48, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Lanier also serves as the Executive Vice President - Lending of the Bank. Prior to joining the Bank, Mr. Lanier served as the Executive Vice President and as a director of The Georgia National Bank, a position he held from 1993 to 1999.

         Ted R. Ridlehuber, age 61, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Ridlehuber is the owner of Cannon Financial Institute, a financial services training and consulting company headquartered in Athens that serves regional banking companies throughout the country, and has served as its Chief Executive Officer since 1993.

         Thomas W. Scott, age 37, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Scott is a certified public accountant who has served a variety of business and individual clients through his firm, Thomas W. Scott and Associates, since 1989. In addition to his accounting practice, Mr. Scott is a partner in a number of commercial real estate projects.

         Tommy E. Warner, age 55, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Warner has owned and served as President of several Blockbuster Video franchises, since 1990. Mr. Warner also manages Warner Properties, LLC, a real estate investment company owning residential properties.

         Claude Williams, Jr., age 77, has served as a director of the Company since 1999 and as a director of the Bank since its organization in May 2000. Mr. Williams has managed his family's controlling interest in Allison Outdoor Advertising, Ltd., and co-owned Williamson Outdoor Advertising since 1997.


COMMITTEES OF THE BOARDS OF DIRECTORS

         We have established the following committees of the Board of Directors:

         AUDIT, COMPLIANCE AND COMPENSATION COMMITTEE. The Audit, Compliance and Compensation Committee recommends to the Board of Directors of the Company the independent public accountants to be selected to audit the Company's and the Bank's annual financial statements and approves any special assignments given to the independent public accountants. The committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of the Bank's internal accounting staff. Additionally, the committee provides oversight to the Company's and the Bank's compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee further establishes compensation levels for officers of the Company and the Bank, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including the Company's Stock Option Plan described below. The committee is chaired by Thomas W. Scott, and also includes Robert E. Burton, Michael S. Gautreaux and Ted R. Ridlehuber.

         LOAN COMMITTEE. The Bank's Loan Committee reviews any loan request made by a potential borrower over an established credit threshold for compliance with the Bank's lending policies and federal and state rules and regulations governing extensions of credit. After making this review, the committee decides whether to extend credit to the potential borrower. The committee is chaired by Claude Williams, Jr., and also includes John M. Barrett, William S. Huggins, Henry D. Joiner and Thomas Z. Lanier, III.

         ASSET AND LIABILITY MANAGEMENT COMMITTEE. The Asset and Liability Management Committee provides guidance to the Company and the Bank in balancing the yields and maturities in the Bank's loans and investments to its deposits. The committee is chaired by Tommy E. Warner, and also includes Jack L. Barton, Michael R. Carson, Ronald L. Hill and William S. Huggins.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation paid to or accrued on behalf of the Chief Executive Officer and the other executive officers of the Company whose aggregate compensation exceeded $100,000 for services rendered during the 2000 fiscal year.

                                                  Summary Compensation Table
                                                                                                                 Long Term
                                                                                                               Compensation
                                                               Annual Compensation                                Awards
                                             ---------------------------------------------------------    ----------------------
                                                                                                               Securities
    Name and Principal                                                              Other Annual           Underlying Options
         Position                Year         Salary ($)       Bonus ($)          Compensation ($)                 (#)
----------------------------    ------      -------------    ------------       ----------------------    ----------------------

William S. Huggins,              2000        $ 133,000         $ 15,000                  -0-                      20,884
President and Chief
Executive Officer                1999        $  66,500(1)         -0-                    -0-                        -0-

Thomas Z. Lanier, III            2000        $  97,650         $ 11,000                  -0-                      15,263
Executive Vice President -
Lending                          1999        $  49,500(1)         -0-                    -0-                         -0-


----------
(1) Represents salary accrued from June 29, 1999 to December 31, 1999.



EMPLOYMENT AGREEMENTS

         The Company and the Bank have entered into employment agreements with William S. Huggins, Thomas Z. Lanier, III and Michael R. Carson regarding Mr. Huggins' employment as President and Chief Executive Officer of the Bank, Mr. Lanier's employment as Executive Vice President-Lending of the Bank and Mr. Carson's employment as Executive Vice President-Operations of the Bank. Under the terms of the agreements, Mr. Huggins will receive a base salary of $133,000 per year, Mr. Lanier will receive a base salary of $99,000 per year and Mr. Carson will receive a base salary of $84,000 per year. The agreements provide that at the end of each year, Messrs. Huggins, Lanier and Carson will be entitled to receive a cash bonus, to be awarded by the Company's Board of Directors, based on the Bank's performance. Additionally, the agreements provide that the Company will grant incentive stock options to purchase a number of shares of the Company common stock also based on the Bank's performance. If granted, the options will become exercisable in equal annual increments of 20% beginning on the one-year anniversary of the date of grant and will have an exercise price of $10.00 per share. The aggregate and maximum number of shares that would be granted under the options in the event all performance goals were achieved is 49,000 (Messrs. Huggins, Lanier and Carson would each receive 20,884 shares, 15,263 shares and 12,853 shares, respectively). The Company will also provide an automobile to Mr. Huggins.

         The initial term of the employment agreements commenced on June 29, 1999 and will continue for a period of three years. At the end of the first year of each agreement, and at the end of each year thereafter, each agreement will be extended for a successive one-year period unless one of the parties to the agreement notifies the other parties of his or its intent not to extend the agreement. Employment under the employment agreements may be terminated:

         o        by the Company for cause (as defined in the agreements);

         o by the employee if the Company breaches any material provision of his agreement; or

         o        upon employee's death or disability.

         If the Company or the Bank terminates employment without cause or the employee terminates employment with cause, the Company or the Bank will be required to pay the compensation and provide the health and dental insurance coverage due under the agreement for a period equal to the greater of 12 months from the date of termination or the remaining term of the agreement. If the employment of the employee is terminated for any reason, the employee will be prohibited from competing with the Company or the Bank or soliciting its customers or employees within the geographic area set forth in the agreement for two years after the date of termination. If the employee provides notice of termination of employment within 90 days following a change of control (as defined in each agreement) the Company will pay the employee's then-current compensation and benefits for 12 months after termination.

DIRECTOR COMPENSATION

         The directors of the Company and the Bank will not be compensated separately for their services as directors until we become cumulatively profitable. Thereafter, we will adopt compensatory policies for our directors that conform to applicable law.

STOCK OPTION PLAN

         GENERAL. The Company has adopted a Stock Option Plan that provides the Company with the flexibility to grant the stock incentives described in this section of this Report to key employees, officers, directors, consultants and advisers of the Company or the Bank for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, the Company or the Bank. The Company's Board of Directors has reserved 70,000 shares of the Company common stock. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.

         ADMINISTRATION. The Company's Audit, Compliance and Compensation Committee, which is comprised of at least two non-employee directors appointed by the Company's Board of Directors, administers the plan. The Company's Board of Directors considers the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect and Rule 16(b)(3) under the Securities Exchange Act of 1934, as currently in effect, when appointing members to the Audit, Compliance and Compensation Committee. The Audit, Compliance and Compensation Committee and the Company's Board of Directors have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that they may deem necessary or advisable to administer the plan.

         The plan permits the Audit, Compliance and Compensation Committee or the Company's Board of Directors, to grant stock options to eligible persons. Options may be granted on an individual basis or to a group of eligible persons. Accordingly, the Audit, Compliance and Compensation Committee or the Company's Board of Directors determine, within the limits of the plan, the number of shares of the Company common stock subject to an option, to whom an option is granted and the exercise price and forfeiture or termination provisions of each option. A holder of a stock option generally may not transfer the option during his or her lifetime.

         OPTION TERMS. The plan provides for incentive stock options and non-qualified stock options. The Audit, Compliance and Compensation Committee or the Company's Board of Directors, will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option will be evidenced by an agreement describing the material terms of the option.

         The Audit, Compliance and Compensation Committee or the Company's Board of Directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of the Company common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the Company's outstanding common stock. When the incentive stock option is exercised, the Company will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the common stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of common stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

         The Audit, Compliance and Compensation Committee or the Company's Board of Directors, will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the Company's outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant's employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the Company common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the Company common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

         TERMINATION OF OPTIONS. The terms of particular options may provide that they terminate, among other reasons, upon the holder's termination of employment or other status with the Company or the Bank, upon a specified date, upon the holder's death or disability, or upon the occurrence of a change in control of the Company. An agreement may provide that if the holder dies or becomes disabled, the holder's estate or personal representative may exercise the option. The Audit, Compliance and Compensation Committee or the Company's Board of Directors, may, within the terms of the plan and the applicable agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.

         REORGANIZATIONS. The plan provides for an appropriate adjustment in the number and kind of shares subject to unexercised options in the event of any change in the outstanding shares of common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event. In the event of some types of corporate reorganizations, the Audit, Compliance and Compensation Committee or the Company's Board of Directors, may, within the terms of the plan and the applicable agreement, substitute, cancel, accelerate, cancel for cash or otherwise adjust the terms of an option.

         AMENDMENT AND TERMINATION OF THE PLAN. The Company's Board of Directors has the authority to amend or terminate the plan. The Company's Board of Directors is not required to obtain shareholder approval to terminate the plan or, generally, to amend the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities, or other laws. However, any action by the Company's Board of Directors may not adversely affect the rights of a holder of a stock option without the holder's consent.

         FEDERAL INCOME TAX CONSEQUENCES. The following discussion outlines generally the federal income tax consequences of participation in the plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.

         o INCENTIVE STOCK OPTIONS. A participant will not recognize income upon the grant of an incentive stock option. A participant who exercises an incentive stock option will not be taxed when he or she exercises the option or a portion of the option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for the the Company common stock and the amount for which he or she sells the stock. If the participant does not sell the shares of the Company common stock prior to two years from the date of grant of the incentive stock option and one year from the date the stock is transferred to him or her, the gain will be a capital gain and the Company will not get a corresponding deduction. If the participant sells the shares of the Company common stock at a gain before that time, the difference between the amount the participant paid for the stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income and the Company will be entitled to a corresponding tax deduction. If the participant sells the shares of the Company common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant's liability for, the alternative minimum tax.

         o NON-QUALIFIED OPTIONS. A participant will not recognize income upon the grant of a non-qualified option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-qualified option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of the Company common stock on the date the option is exercised over the price paid for the stock, and the Company will then be entitled to a corresponding deduction.

         Depending upon the time period for which shares of the Company common stock are held after exercising an option, the sale or other taxable disposition of shares acquired by exercising a non-qualified option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-qualified option was exercised.

         Special rules apply to a participant who exercises a non-qualified option by paying the exercise price, in whole or in part, by the transfer of shares of the Company common stock to the Company and to a participant who is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as currently in effect.

         The following table sets forth certain information regarding the grant of stock options in 2000 to the persons named in the Summary Compensation Table.

                                            Option Grants in Last Fiscal Year

                                                    Individual Grants

                                                            % of Total
                          Number of Securities            Options Granted            Exercise or
                           Underlying Options             to Employees in             Base Price          Expiration
Name                           Granted (#)                  Fiscal Year                 ($/Sh)               Date
---------------------   ---------------------------  ----------------------------  -------------------  ----------------
William S. Huggins               20,884                        40.16                    $10.00               (1)

Thomas Z. Lanier, III            15,263                        29.35                    $10.00               (2)

---------------
(1)      The  expiration  date for an option to purchase  6,000 shares is May 8,
         2010, and the expiration  date for an option to purchase  14,884 shares is December 31, 2010.
(2)      The  expiration  date for an option to purchase  4,385 shares is May 8,
         2010, and the expiration  date for an option to purchase  10,878 shares is December 31, 2010.


         The following table sets forth certain information regarding the exercise of stock options in 2000 by the persons named in the Summary Compensation Table and the value of options held by such persons at the end of such fiscal year.

                    Aggregated Option Exercises in Last Fiscal Year
                           and Fiscal Year-end Option Values

                              Number of Securities          Value of Unexercised
                             Underlying Unexercised         In-the-Money Options
                              Options at FY-End (#)              at FY-End ($)
Name                        Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                        -------------------------    ----------------------------
William S. Huggins                  0/20,884                          0/0

Thomas Z. Lanier, III
                                    0/15,263                          0/0

---------------
(1)      Dollar values  calculated by  determining  the  difference  between the estimated  fair market value of the Company's  common stock at December
         31, 2000 ($10.00) and the exercise  price of such  options.  Because no organized  trading  market exists for the Company's  common stock,  the fair market  value was  computed by  reference  to recent  sales of the
         Company's common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's common stock owned as of March 1, 2000, (i) by each person who beneficially owned more than 5% of the shares of the Company's common stock,
(ii) by each of the Company's directors and the Company's executive officers named in the summary compensation table above, and (iii) by all of the Company's directors and executive officers as a group.

                                                          Shares of Common Stock                 Percent of
                  Beneficial Owner                         Beneficially Owned(1)             Outstanding Shares
                  ----------------                         ---------------------             ------------------
DIRECTORS AND EXECUTIVE OFFICERS

John H. Barrett                                                      50,000                            6.7
325 Red Oak Trail
Athens, Georgia  30606

Jack L. Barton                                                       25,000                            3.4
1100 Shoals Pointe
Athens, Georgia  30606

Robert E. Burton                                                     50,000                            6.7
105 Post Oak Trail
Athens, Georgia  30606

Michael R. Carson                                                    10,000                            1.3
210 Waterford Way
Athens, Georgia  30606

Michael S. Gautreaux                                                 15,000                            2.0
1522 Highway 330
Bogart, Georgia  30622

Ronald L. Hill                                                       10,000                            1.3
1516 Annapolis Way
Grayson, Georgia  30017

William S. Huggins                                                   25,000                            3.4
1051 Ridge Pointe
Athens, Georgia  30606

Henry D. Joiner                                                      25,000                            3.4
410 Millstone Circle
Athens, Georgia  30606

Thomas Z. Lanier, III                                                22,500                            3.0
240 Oak Bend Drive
Athens, Georgia  30606

Ted R. Ridlehuber                                                    40,000                            5.4
211 McWhorter Drive
Athens, Georgia  30606

                                                          Shares of Common Stock                 Percent of
                  Beneficial Owner                         Beneficially Owned(1)             Outstanding Shares
                  ----------------                         ---------------------             ------------------
Thomas W. Scott                                                      20,000                            2.7
265 Lullwater Road
Athens, Georgia  30606

Tommy E. Warner                                                      50,000                            6.7
180 Wedgefield Lane
Athens, Georgia  30606

Claude Williams, Jr.                                                 30,000                            4.0
570 Sprindale Street
Athens, Georgia  30606

All directors and executive officers as a group
(13 Persons)....................................                    372,500                           50.3

----------
*  Less than 1%
(1)  Determined in accordance with Rule 13d-3 under the Securities  Exchange Act of 1934,  as amended  (the  "Exchange  Act").  Information  with respect to beneficial ownership is based upon information furnished by each owner.


ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

      The Company and the Bank has banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which these directors and officers have a controlling interest. Transactions between the Company or the Bank and any of their directors or officers:

         o are on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company or the Bank;

         o are on terms no less favorable than could be obtained from an unrelated third party; and

         o are approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

                                     PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)  Exhibits.  Periodic  reports,  registration  statements  and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

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

4.3 Form of Organizer Warrant Agreement (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.1 Letter Agreement for purchase of main office property dated June 1, 1999 (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.2* Employment Agreement, dated November 15, 1999, by and among The National Bank of Georgia (Proposed), NBG Bancorp, Inc. and William S. Huggins (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.3              [RESERVED]

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

10.6 Loan Agreement between NBG Bancorp, Inc., as Borrower, and Georgia First Bank, N.A. as Lender, and Organizers as Guarantors. (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on December 1, 1999 (Commission File No. 333-87763))

10.7 NBG Bancorp, Inc. Stock Option Plan (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.8 Form of NBG Bancorp, Inc. Incentive Stock Option (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.9 Form of NBG Bancorp, Inc. Non-Qualified Stock Option (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 19999 (Commission File No. 333-87763))

10.10 Escrow Agreement, dated as of November 10, 1999, by and between NBG Bancorp, Inc. and Georgia First Bank, N.A. (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on November 18, 1999 (Commission File No. 333-87763))

10.11 Form of Organizer Warrant Agreement (contained in Exhibit 4.3) (Incorporated herein by reference to the exhibit of the same number of NBG Bancorp's Registration Statement on Form SB-2 filed on December 1, 1999 (Commission File No. 333-87763))

21.1           Subsidiaries of the Registrant

* Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed by NBG Bancorp during the fourth quarter of 2000.

                                NBG BANCORP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F-2

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS...........................................F-3
     CONSOLIDATED STATEMENTS OF OPERATIONS.................................F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT).............F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS.................................F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-7-21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Nbg Bancorp, Inc. and Subsidiary
Athens, Georgia


         We have audited the accompanying consolidated balance sheets of NBG BANCORP, INC. AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and the period from June 1, 1999, date of inception, to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NBG Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from June 1, 1999, date of inception, to December 31, 1999, in conformity with generally accepted accounting principles.



/s/ Mauldin & Jenkins, LLC


Atlanta, Georgia
January 24, 2001

                                                NBG BANCORP, INC.
                                                 AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 2000 AND 1999


                                                                                2000                   1999
                                                                            ------------           ------------


                                                     ASSETS
                                                     ------
Cash and due from banks                                                     $  3,231,524           $      3,894
Restricted cash                                                                     --                  680,405
Federal funds sold                                                             5,020,000                   --
Securities available-for-sale                                                    206,900                   --

Loans                                                                         17,701,381                   --
Less allowance for loan losses                                                   217,810                   --
                                                                            ------------           ------------
          Loans, net                                                          17,483,571                   --

Premises and equipment                                                         1,558,534                 11,225
Other assets                                                                     165,414                  4,483
                                                                            ------------           ------------

          TOTAL ASSETS                                                      $ 27,665,943           $    700,007
                                                                            ============           ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 ----------------------------------------------

Deposits
    Noninterest-bearing                                                     $  3,862,706           $       --
    Interest-bearing                                                          16,994,752                   --
                                                                            ------------           ------------
           Total deposits                                                     20,857,458                   --
    Line of credit                                                                  --                   48,968
    Subscribers' deposits                                                           --                  680,405
    Other liabilities                                                             51,319                188,661
                                                                            ------------           ------------
          TOTAL LIABILITIES                                                   20,908,777                918,034
                                                                            ------------           ------------

Commitments and contingencies

Stockholders' equity (deficit)
    Preferred stock, $1 par value; 1,000,000 shares authorized;
        no shares issued and outstanding                                            --                     --
    Common stock, $1 par value, 10,000,000 shares authorized;
        741,260 and 1 shares issued and outstanding, respectively                741,260                      1
    Capital surplus                                                            6,591,578                   --
    Accumulated deficit                                                         (575,672)              (218,028)
                                                                            ------------           ------------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 6,757,166               (218,027)
                                                                            ------------           ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 27,665,943           $    700,007
                                                                            ============           ============

See Notes to Consolidated Financial Statements.

                                                NBG BANCORP, INC.
                                                 AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  YEAR ENDED DECEMBER 31, 2000 AND PERIOD FROM
                              JUNE 1, 1999, DATE OF INCEPTION, TO DECEMBER 31, 1999




                                                                                     2000                 1999
                                                                                 -----------           -----------
INTEREST INCOME
    Loans                                                                        $   774,823           $      --
    Taxable securities                                                                 7,989                  --
    Federal funds sold                                                               215,494                  --
    Deposits in other banks                                                           91,383                  --
                                                                                 -----------           -----------
          TOTAL INTEREST INCOME                                                    1,089,689                  --
                                                                                 -----------           -----------

INTEREST EXPENSE
    Deposits                                                                         348,054                  --
    Other borrowings                                                                   4,332                 1,297
                                                                                 -----------           -----------
          TOTAL INTEREST EXPENSE                                                     352,386                 1,297
                                                                                 -----------           -----------

          NET INTEREST INCOME (EXPENSE)                                              737,303                (1,297)
PROVISION FOR LOAN LOSSES                                                            217,810                  --
                                                                                 -----------           -----------
          NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR LOAN LOSSES              519,493                (1,297)
                                                                                 -----------           -----------

OTHER INCOME
    Service charges on deposit accounts                                               16,198                  --
    Mortgage origination fees                                                         92,679                  --
    Other operating income                                                            11,035                  --
                                                                                 -----------           -----------
          TOTAL OTHER INCOME                                                         119,912                  --
                                                                                 -----------           -----------

OTHER EXPENSES
    Salaries and employee benefits                                                   601,779               173,749
    Equipment and occupancy expenses                                                 158,450                22,864
    Other operating expenses                                                         236,820                20,118
                                                                                 -----------           -----------
          TOTAL OTHER EXPENSES                                                       997,049               216,731
                                                                                 -----------           -----------

          LOSS BEFORE INCOME TAXES                                                  (357,644)             (218,028)

INCOME TAXES                                                                            --                    --
                                                                                 -----------           -----------

          NET LOSS                                                               $  (357,644)          $  (218,028)
                                                                                 ===========           ===========

LOSSES PER SHARE                                                                 $     (0.48)          $      --
                                                                                 ===========           ===========

See Notes to Consolidated Financial Statements.

                                                         NBG BANCORP, INC.
                                                          AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           YEAR ENDED DECEMBER 31, 2000 AND PERIOD FROM
                                       JUNE 1, 1999, DATE OF INCEPTION, TO DECEMBER 31, 1999



                                             COMMON STOCK                                                              TOTAL
                                    -----------------------------           CAPITAL           ACCUMULATED          STOCKHOLDERS'
                                      SHARES            PAR VALUE           SURPLUS             DEFICIT          EQUITY (DEFICIT)
                                    -----------        -----------        -----------         -----------        ----------------
BALANCE, JUNE 1, 1999
  (DATE OF INCEPTION)                      --          $      --          $      --           $      --           $      --
    Net loss                               --                 --                 --              (218,028)           (218,028)
    Issuance of common stock                  1                  1               --                  --                     1
                                    -----------        -----------        -----------         -----------         -----------
BALANCE, DECEMBER 31, 1999                    1                  1               --              (218,028)           (218,027)
    Net loss                               --                 --                 --              (357,644)           (357,644)
    Issuance of common stock            741,259            741,259          6,671,340                --             7,412,599
    Stock offering costs                   --                 --              (79,762)               --               (79,762)
                                    -----------        -----------        -----------         -----------         -----------
BALANCE, DECEMBER 31, 2000              741,260        $   741,260        $ 6,591,578         $  (575,672)        $ 6,757,166
                                    ===========        ===========        ===========         ===========         ===========


See Notes to Consolidated Financial Statements.

                                        NBG BANCORP, INC.
                                         AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000 AND PERIOD FROM
                      JUNE 1, 1999, DATE OF INCEPTION, TO DECEMBER 31, 1999

                                                                 2000                  1999
                                                             ------------         ------------
OPERATING ACTIVITIES
    Net loss                                                 $   (357,644)        $   (218,028)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                               71,620                  992
        Provision for loan losses                                 217,810                 --
        Increase in interest receivable                          (107,972)                --
        Increase in interest payable                               39,397                  329
        Increase (decrease) in accrued expenses                  (176,739)             188,332
        Other operating activities                                (53,128)              (4,483)
                                                             ------------         ------------

              Net cash used in operating activities              (366,656)             (32,858)
                                                             ------------         ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                   (206,900)                --
    Net increase in Federal funds sold                         (5,020,000)                --
    Net increase in loans                                     (17,701,381)                --
    Purchase of premises and equipment                         (1,618,760)             (12,217)
                                                             ------------         ------------

            Net cash used in investing activities             (24,547,041)             (12,217)
                                                             ------------         ------------

FINANCING ACTIVITIES
    Net increase in deposits                                   20,857,458                 --
    Proceeds from line of credit                                  200,882               48,968
    Repayment of line of credit                                  (249,850)                --
    Proceeds from issuance of common stock                      7,332,837                    1
                                                             ------------         ------------

            Net cash provided by financing activities          28,141,327               48,969
                                                             ------------         ------------

Net increase in cash and due from banks                         3,227,630                3,894

Cash and due from banks at beginning of period                      3,894                 --
                                                             ------------         ------------

Cash and due from banks at end of year                       $  3,231,524         $      3,894
                                                             ============         ============

SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                                   $    312,989         $        968

See Notes to Consolidated Financial Statements.

                                NBG BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business
         ------------------

           NBG Bancorp, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, The National Bank of Georgia (the "Bank"). The Bank is a commercial bank located in Athens, Clarke County, Georgia. The Bank provides a full range of banking services in its primary market area of Clarke County and the surrounding counties. The Bank commenced its banking operations on May 8, 2000.

         Basis of Presentation
         ---------------------

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

         Cash, Due From Banks and Cash Flows
         -----------------------------------

           For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, Federal funds sold and deposits are reported net.

           The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

         Restricted Cash
         ---------------

           At December 31, 1999, subscribers' deposits of $680,405 were held in escrow. The escrow agreement prohibited the release of funds until the Company had received approval for its application for a charter from the regulatory authorities. All subscriptions, including accrued interest, were to be returned in full if these conditions were not met. All funds were released from escrow on May 3, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Securities
         ----------

           All securities are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Restricted equity securities without a readily determinable fair value are classified as available-for-sale and recorded at cost.

           Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         Loans
         -----

           Loans are reported at their outstanding unpaid principal balances less the allowance for loan losses. Interest income is accrued on the unpaid balance.

           Loan origination fees and direct costs of origination are recognized at the time the loan is recorded. Because net loan origination fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all fees and costs in accordance with generally accepted accounting principles.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received, until returned to accrual status.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loans (Continued)
         -----------------

           A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         Premises and Equipment
         ----------------------

           Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

         Transfers of Financial Assets
         -----------------------------

           Transfers  of  financial  assets  are  accounted  for as sales,  when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         Income Taxes
         ------------

           Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Losses Per Share
         ----------------

           Losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Weighted average shares outstanding as of December 31, 2000 were 741,260, or the number of shares sold in the Company's initial public offering. The dilutive effect of potential common shares does not have a material effect on diluted losses per share and is therefore not presented. Potential common shares consist of stock options and stock warrants. Losses per share for the period ended December 31, 1999 has not been presented due to only one organizational share of stock outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Compensation Plans
         ------------------------

           Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options and warrants issued under the Company's plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25.

         Recent Developments
         -------------------

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows:
           (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

NOTE 2.  SECURITIES

         As of December 31, 2000, securities available-for-sale were composed entirely of restricted equity securities of the Federal Reserve Bank and Federal Home Loan Bank totaling $206,900. There were no unrealized gains or losses associated with these securities. In addition, these securities were not pledged for any purpose.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans as of December 31, 2000 is summarized as follows:

          Commercial                                         $  2,175,000
          Real estate - construction                            1,568,000
          Real estate - mortgage                               13,073,000
          Consumer instalment and other                           885,381
                                                             ------------
                                                               17,701,381

          Allowance for loan losses                              (217,810)
                                                             ------------
          Loans, net                                         $ 17,483,571
                                                             ============

         Changes in the allowance for loan losses as of December 31, 2000 are as follows:

          BALANCE, BEGINNING OF YEAR                         $   --
            Provision for loan losses                         217,810
            Loans charged off                                    --
            Recoveries of loans previously charged off           --
                                                             --------
          BALANCE, END OF YEAR                               $217,810
                                                             ========


         Management has identified no amounts of impaired loans as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as of and for the year ended December 31, 2000.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

          BALANCE, BEGINNING OF YEAR                         $      --
             Advances                                           2,760,307
             Repayments                                          (189,149)
                                                              -----------
          BALANCE, END OF YEAR                               $  2,571,158
                                                              ===========

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment is summarized as follows:

                                                       December 31,
                                            --------------------------------
                                                 2000               1999
                                            -----------         -----------

          Land and improvements             $   700,000         $      --
          Buildings and improvements            381,885                --
          Equipment                             548,100              12,217
                                            -----------         -----------
                                              1,629,985              12,217
          Accumulated depreciation              (71,451)               (992)
                                            -----------         -----------
                                            $ 1,558,834         $    11,225
                                            ===========         ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 was $2,910,064. At December 31, 2000, the scheduled maturities of time deposits are as follows:

                    2001                              $   5,770,865
                    2002                                  2,238,958
                    2003                                    600,033
                    2004                                    101,721
                    2005                                    211,757
                                                      -------------
                                                      $   8,923,334
                                                      =============

         Related party deposits totaled $4,951,526 as of December 31, 2000.


NOTE 6.  EMPLOYEE AND DIRECTOR BENEFITS

         Stock Warrants
         --------------

           In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased in the Company's common stock offering. The warrants vest over a five year period from the date the Bank commenced operations and are exercisable in whole or in part during the ten year period following the date the Bank commenced operations, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. At December 31, 2000, there were 372,500 warrants outstanding.

         Stock Options
         -------------

           The Company has adopted a stock option plan during 2000 which grants key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides 70,000 options to purchase common shares of the Company. At December 31, 2000, there were 50,000 options outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other pertinent information related to the options and warrants is as follows:

                                                                                                 YEAR ENDED
                                                                                             DECEMBER 31, 2000
                                                                                       ------------------------------
                                                                                                          WEIGHTED-
                                                                                                           AVERAGE
                                                                                                           EXERCISE
                                                                                          NUMBER            PRICE
                                                                                       ------------      ------------
               Options and warrants outstanding, beginning of year                             -         $       -
                  Granted                                                                  422,500             10.00
                  Exercised                                                                    -                 -
                                                                                       ------------
               Options and warrants outstanding, end of year, none exercisable             422,500             10.00
                                                                                       ============

               Weighted-average fair value of options and warrants
                  granted during the year                                                                $      4.15



                                                                                                         WEIGHTED-
                                                                                                         AVERAGE
                                                                                                        REMAINING
                                                                                         PRICE           CONTRACTUAL
                                                                        NUMBER           RANGE          LIFE IN YEARS
                                                                      ------------   ------------    ----------------
               Options and warrants outstanding, none exercisable         422,500    $     10.00            9.35
                                                                      ============


         The Company applies Opinion 25 and related Interpretations in accounting for the stock options and warrants. Accordingly, no compensation cost has been recognized. As of December 31, 2000, no options or warrants were exercisable, therefore, proforma disclosures required by SFAS No. 123 are not presented.

         The fair value of each option  grant is  estimated on the date of grant
         using  the  Black-Scholes   option-pricing  model  with  the  following
         weighted-average assumptions:

                                                                  Year Ended,
                                                                 December 31,
                                                                     2000
                                                                -------------

                    Dividend yield                                        -
                    Expected life                                    10 years
                    Expected volatility                                   -
                    Risk-free interest rate                             5.45%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.  INCOME TAXES

         Income taxes consist of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                       2000              1999
                                                    ---------         ---------

               Current                              $    --           $    --
               Deferred                              (134,590)          (82,275)
               Change in valuation allowance          134,590            82,275
                                                    ---------         ---------
                              Income tax            $    --           $    --
                                                    =========         =========

         The Company's income tax differs from the amounts computed by applying the Federal income tax statutory rates to loss before income taxes. A reconciliation of the differences is as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------
                                                                    2000                            1999
                                                       -------------------------------   ----------------------------
                                                           AMOUNT          PERCENT           Amount        Percent
                                                       ---------------   -------------   ---------------  -----------

               Income tax (benefit) at statutory rate  $    (121,599)         34  %      $     (74,130)      34  %
                   Other items                                   334          -                     -        -
                   State tax (benefit)                       (13,325)          4                (8,145)       4
               Change in valuation allowance                  134,590        (38)               82,275      (38)
                                                       ---------------   -------------   ---------------  -----------
               Income tax                              $          -           -   %      $          -        -   %
                                                       ===============   =============   ===============  ===========


         The components of deferred income taxes are as follows:

                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   2000            1999
                                                                                 --------        --------
               Deferred tax assets:
                  Loan loss reserves                                             $ 19,169        $   --
                  Preopening and organization expenses                            124,814          82,275
                  Net operating loss carryforward                                 119,347            --
                  Other                                                                70            --
                                                                                 --------        --------
                                                                                  263,400          82,275

               Valuation allowance                                                216,865          82,275
                                                                                 --------        --------
                                                                                   46,535            --
                                                                                 --------        --------

               Deferred tax liabilities:
                  Depreciation                                                      3,112            --
                  Cash basis adjustment for income tax reporting purposes          43,423            --
                                                                                 --------        --------
                                                                                   46,535            --
                                                                                 --------        --------

               Net deferred taxes                                                $   --          $   --
                                                                                 ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.  COMMITMENTS AND CONTINGENCIES

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments as of December 31, 2000 is as follows:


               Commitments to extend credit        $3,726,000
               Standby letters of credit               30,000
                                                   ----------
                                                   $3,756,000
                                                   ==========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Clarke County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-three percent of the Company's loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and unimpaired surplus, as defined by the Comptroller of the Currency, or approximately $1,043,000.

NOTE 10. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, no dividends could be declared without regulatory approval.

         The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category. The holding company is not subject to prompt corrective action provisions; therefore, consolidated ratios have not been presented for this item.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company and the Bank's actual capital amounts and ratios as of December 31, 2000 are presented in the following table:

                                                                                                           To be Well
                                                                                For Capital             Capitalized Under
                                                                                 Adequacy               Prompt Corrective
                                                        Actual                   Purposes               Action Provisions
                                               -------------------------  ------------------------  --------------------------
                                                   Amount       Ratio        Amount        Ratio       Amount         Ratio
                                               ------------  -----------  -----------   ----------  ------------   -----------
                                                                           (Dollars in Thousands)
                                               -------------------------------------------------------------------------------
     December 31, 2000:
     Total Capital to Risk Weighted Assets:
        Consolidated                                6,975       39.73%        1,405        8.00%           N/A           N/A
        Bank                                        6,953       39.60%        1,405        8.00%         1,756        10.00%
     Tier I Capital to Risk Weighted Assets:
        Consolidated                                6,757       38.48%          703        4.00%           N/A           N/A
        Bank                                        6,735       38.35%          703        4.00%         1,054         6.00%
     Tier I Capital to Average Assets:
        Consolidated                                6,757       28.38%          953        4.00%           N/A           N/A
        Bank                                        6,735       28.28%          953        4.00%         1,191         5.00%


NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

         Cash, Due From Banks, and Federal Funds Sold:
         ---------------------------------------------

           The carrying amounts of cash, due from banks, and Federal funds sold approximate fair values.

         Securities:
         -----------

           The carrying values of equity securities with no readily determinable fair value approximate fair values.

         Loans:
         ------

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

         Deposits:
         ---------

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Accrued Interest:
         -----------------

           The carrying amounts of accrued interest approximate their fair values.

         Off-balance Sheet InstrumentS:
         ------------------------------

           Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The estimated fair values and carrying amounts of the Company's financial instruments as of December 31, 2000 were as follows:

                                                                                       Carrying            Fair
                                                                                        Amount             Value
                                                                                    -------------     --------------
                  Financial assets:
                     Cash, due from banks,
                        and Federal funds sold                                      $   8,251,524     $   8,251,524
                     Securities available-for-sale                                        206,900           206,900
                     Loans                                                             17,483,571        17,610,881
                     Accrued interest receivable                                          107,972           107,972

                  Financial liabilities:
                     Deposits                                                          20,857,458        20,934,124
                     Accrued interest payable                                              39,397            39,397

NOTE 12.  SUPPLEMENTARY FINANCIAL DATA

         Components of other operating expenses in excess of 1% of total revenue for the year ended December 31, 2000 are as follows:

                      OTHER EXPENSES:
                        Advertising                                                                   $       15,857
                        Stationery and supplies                                                               37,691
                        Data processing                                                                       17,760
                        Legal and professional                                                                47,881
                        Telephone                                                                             20,196
                        Insurance                                                                             17,716

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets and statements of operations and cash flows of NBG Bancorp, Inc. as of and for the year ended December 31, 2000 and period from June 1, 1999, date of inception, to December 31, 1999.

                                                       CONDENSED BALANCE SHEETS

                                                                                         2000                   1999
                                                                                     ------------           -----------
            ASSETS
              Cash                                                                    $    20,238           $     3,894
              Restricted cash                                                                --                 680,405
              Investment in subsidiary                                                  6,736,928                  --
              Other assets                                                                   --                  15,708
                                                                                      -----------           -----------

                  TOTAL ASSETS                                                        $ 6,757,166           $   700,007
                                                                                      ===========           ===========


              Subscribers' deposits                                                   $      --             $   680,405
              Other liabilities                                                              --                 237,629
              Stockholders' equity (deficit)                                            6,757,166              (218,027)
                                                                                      -----------           -----------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 6,757,166           $   700,007
                                                                                      ===========           ===========



                                                 CONDENSED STATEMENTS OF OPERATIONS

                                                                                          2000                  1999
                                                                                      -----------           -----------


            EXPENSES
             Interest                                                                 $      --             $     1,297
             Other                                                                           --                 216,731
                                                                                      -----------           -----------
                                                                                             --                 218,028

                 LOSS BEFORE LOSSES OF SUBSIDIARY                                            --                (218,028)

                 LOSSES OF SUBSIDIARY                                                    (357,344)                 --
                                                                                      -----------           -----------

          NET LOSS                                                                    $  (357,344)          $  (218,028)
                                                                                      ===========           ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                CONDENSED STATEMENTS OF CASH FLOWS


                                                                               2000                  1999
                                                                           -----------           -----------

                OPERATING ACTIVITIES
                 Net loss                                                  $  (357,644)          $  (218,028)
                  Adjustments to reconcile net loss to net
                     cash used in operating activities:
                     Losses of subsidiary                                      357,644                  --
                     Other operating activities                                 (3,893)              185,170
                                                                           -----------           -----------

                        NET CASH USED IN OPERATING ACTIVITIES                   (3,893)              (32,858)
                                                                           -----------           -----------

               INVESTING ACTIVITIES
                  Investment in subsidiary                                  (7,312,600)                 --
                  Purchase of premises and equipment                              --                 (12,217)
                                                                           -----------           -----------

                        NET CASH USED IN INVESTING ACTIVITIES               (7,312,600)              (12,217)
                                                                           -----------           -----------

               FINANCING ACTIVITIES
                  Proceeds from issuance of common stock                     7,332,837                     1
                  Proceeds from line of credit                                    --                  48,968
                                                                           -----------           -----------

                        NET CASH PROVIDED BY FINANCING ACTIVITIES            7,332,837                48,969
                                                                           -----------           -----------

               Net increase in cash                                             16,344                 3,894

               Cash at beginning of period                                       3,894                  --
                                                                           -----------           -----------

               Cash at end of year                                         $    20,238           $     3,894
                                                                           ===========           ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NBG BANCORP, INC.

Dated:  March 21, 2001                       By:  /s/ William S. Huggins
                                                ------------------------
                                                  William S. Huggins
                                                  President and Chief Executive
                                                    Officer
                                                  (Principal Executive Officer)


Dated:  March 21, 2001                       By:  /s/ Michael R. Carson
                                                -----------------------
                                                  Michael R. Carson
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

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


               Signature                                 Title                                  Date
               ---------                                 -----                                  ----

-----------------------------------                    Director
John Harold Barrett



-----------------------------------                    Director
Jack Lee Barton

-----------------------------------                    Director
Robert E. Burton


/s/ Michael R. Carson                    Executive Vice President and Director           March 21, 2001
-----------------------------------       (principal financial and accounting
Michael R. Carson                                      officer)


----------------------------------                     Director
Michael Sidney Gautreaux


----------------------------------                     Director
Ronald Lewis Hill

/s/ William S. Huggins                       President and Chief Executive               March 21, 2001
---------------------------------                Officer and Director
William S. Huggins                           (principal executive officer)


/s/ Henry D. Joiner                                    Director                          March 21, 2001
---------------------------------
Henry D. Joiner

/s/ Thomas Z. Lanier, III                Executive Vice President and Director           March 21, 2001
---------------------------------
Thomas Z. Lanier, III


----------------------------------                     Director
Ted Ruff Ridlehuber


/s/ Thomas Wells Scott                                 Director                          March 21, 2001
---------------------------------
Thomas Wells Scott

/s/ Tommy Edward Warner                                Director                          March 21, 2001
---------------------------------
Tommy Edward Warner

/s/ Claude Williams, Jr.                               Director                          March 21, 2001
---------------------------------
Claude Williams, Jr.

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

21.1              Subsidiaries of the Registrant